Form 10-K
period 1997-12-21
BOLLE INC
filed 1998-04-15
CIK 1049588

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM  ______ TO _____

COMMISSION FILE NUMBER   000-23899

                                  BOLLE INC.
                                  ----------

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                       13-393-4135
------------------------                              -----------
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

555 Theodore Fremd Avenue, Rye, NY                       10580
----------------------------------                       -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

Registrant's telephone number, including area code:  914-967-9475

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                   on which registered
------------------------------                        -------------------
None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  _X_   NO ___

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON AFFILIATES OF THE REGISTRANT AT APRIL 14, 1998 WAS $ 41,490,988, COMPUTED BY REFERENCE TO
THE CLOSING PRICE AS OF THAT DATE.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S ONLY CLASS OF COMMON STOCK AS OF APRIL 14, 1998 WAS 6,638,558 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

                                  BOLLE INC.


                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1997


                               TABLE OF CONTENTS


                                                                          Page
                                    PART I                                -----

Item 1.  Business.......................................................     1
Item 2.  Properties.....................................................     8
Item 3.  Legal Proceedings..............................................     8
Item 4.  Submission of Matters to a Vote of Security Holders............     8

                                    PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters................................     8
Item 6.  Selected Financial Data........................................     9
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................    11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    15
Item 8.  Financial Statements and Supplementary Data....................    15
Item 9.  Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure.........................    36

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.............    36
Item 11. Executive Compensation.........................................    38
Item 12. Security Ownership of Certain Beneficial
         Owners and Management..........................................    43
Item 13. Certain Relationships and Related Transactions.................    44

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K........................................    47

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   Bolle Inc. (the "Company" or "Bolle") was organized on February 3, 1997 in connection with the July 1997 acquisition by the Company's then parent corporation, BEC Group, Inc., which changed its name to Lumen Technologies, Inc. on March 11, 1998 (hereinafer "BEC" or "Lumen"), of Holding B.F. ("Bolle France") Bolle France is a French holding company, which at the time of acquisition owned the Bolle(Registered Trademark) design and manufacturing operation and certain distribution interests, including the worldwide rights to the Bolle(Registered Trademark) brand. The Company is a holding company, the principal subsidiaries of which are Bolle America, Inc. ("Bolle America") and Bolle France. Bolle America is the exclusive distributor of Bolle (Registered Trademark) brand products in the United States and Mexico. The Company also owns an interest in several other entities which hold exclusive Bolle (Registered Trademark) brand distribution rights in other markets throughout the world.

   On March 11, 1998, BEC distributed to its stockholders of record as of such date all of BEC's equity interest in the Bolle and Bolle's business
(the "Spinoff"). Shares distributed in the Spinoff were registered with the Securities and Exchange Commission ("SEC") and are listed on NASDAQ under the symbol "BEYE.".

INTRODUCTION

   The Company designs, manufactures and markets premium sunglasses and sport shields, goggles and safety and tactical eyewear under the Bolle(Registered Trademark) brand. Bolle(Registered Trademark) products enjoy worldwide recognition and a high quality image in the sport and active lifestyle markets, particularly skiing, golf and cycling, as well as a growing reputation in the larger, fashion driven recreational sunglass market. The Company's safety and tactical business, which accounts for approximately half of the Company's aggregate unit sales, serves the specialty segment of the safety eyewear market, including laser protection products and military applications. The Company broadened the reach of this business by introducing its safety eyewear products into the U.S. market in 1998.

   The recent creation of Bolle Inc. through the combination of Bolle America and Bolle France consolidates the Company's ownership of the worldwide rights to the Bolle(Registered Trademark) trademark for the Company's products with its international manufacturing and distribution capabilities under one organization. For the first time, the Company is positioned to develop and execute a unified marketing strategy targeted at promoting the Company's competitive advantages. The Company believes that these advantages include its strong brand name, integrated design, production and marketing capabilities, superior technology, specialized product offerings, established international distributors in over 40 countries and a one hundred year long heritage of producing quality products. The Company intends to integrate its international distributors into a cohesive worldwide network and to add new distributors through acquisitions or distributorship agreements.

   In recent years, the retail sunglass market has experienced the emergence of a specific premium market, reflected by increased sales of higher priced and quality oriented products. Based on available industry data, the Company believes that sales of premium sunglasses grew from $825 million in 1989 to $1.6 billion in 1996. The Company competes in the premium sunglass market. The factors which contribute to the growth of this market include advancements in product technology, growing demand for specialized sunglasses, increased health concerns and greater fashion and image consciousness, all of which encourage multiple purchases. Safety and tactical eyewear products may be designed for general or special purpose. The Company competes in the special purpose safety and tactical eyewear market. The factors which may contribute to the potential growth of this market include increasing regulation of safety eyewear, new special purpose applications, advancements in product technology and growing demand for more style oriented products. The Company believes that both its sunglass and safety and tactical eyewear products, with their increased user-specific characteristics and proven reputation for style and high performance, are suited to today's consumer preferences in their respective markets.


   The Company has recently announced the following corporate developments, which constitute a significant start to its growth strategy:

   Worldwide Marketing Initiative. The Company has launched a worldwide marketing initiative to promote a consistent brand image through (i) coordinated advertising campaigns in major international and local media and at retail locations, (ii) focused sponsorship of athletes attracting international interest, (iii) for the first time, a single marketing and product brochure for distributors worldwide. Through a sport-specific approach the Company plans to emphasize the technological characteristics, style and performance of Bolle(Registered Trademark) products. The Company also believes that the impact of its worldwide marketing initiative will be maximized by its parallel efforts to build a cohesive distribution network.

   Significant Endorsement Advertising. As part of its strategy of building a unified global marketing program, the Company has entered into agreements with several world famous athletes to endorse Bolle products. Such athletes include Martina Hingis, the youngest number one-ranked player in the history of women's tennis, Jacques Villeneuve, the Formula One racing world champion, Picabo Street and Jean-Luc Cretier, Olympic super G and downhill gold medalists, respectively, and Steve Jones, winner of the U.S. Open golf championship. In addition, Bolle has sponsorship programs with over a thousand athletes worldwide who wear Bolle(Registered Trademark) products in competition.

   Focused Product Offerings. In 1992, the Company was the first to introduce a line of sunglasses specifically designed for golfers. The market for premium sunglasses has shown a trend towards consumer preference for sport-specific eyewear. The Company has a tradition of designing and manufacturing sport-specific eyewear in cooperation with its sponsored athletes. The Company is in the process of focusing its lines and collections of sunglasses and sport glasses based on their use rather than their design, style or other defining criteria. For instance, in cooperation with a major distribution of tennis products, the Company recently introduced a new sunglass model specifically suited to the needs of tennis players with a high performance selective light filtration system designed to enhance the clarity of yellow tennis balls. The Company believes that its experience in designing sport specific eyewear products makes it particularly well positioned to respond to current trends in consumer preferences.

   Alyn Supply Agreement. Consistent with its traditional focus on technological innovation, in October 1997, the Company has entered into the three-year exclusive Alyn supply agreement with Alyn, a manufacturer of specialized metal frames, to create premium sunglass frames using Boralyn(Registered Trademark), a special patented metal matrix providing greater strength and stiffness to weight ratios than titanium, which is currently considered the leading metal for advanced metal eyewear. Development work on the Boralyn(Registered Trademark) line is in progress with launch planned for 1999.

   Acquisition of Distributors. As part of its strategy of consolidating its distributors, in March 1998, the Company acquired Bolle Canada, the distributor of the Company's products in Canada. The Company has executed a non-binding letter of intent to purchase 75% of Bill Bass Optical and affiliate thereof, the largest independent and principal distributor of the Company's products in Australia, where the Company believes Bill Bass Optical commands a leading market share. As part of this proposed acquisition, the Company will purchase 100% of the outstanding shares of Bolle Asia Ltd.
("Bolle Asia") (the distributor of the Company's sunglasses in Southeast Asia), and the remaining 49% of the shares that the Company does not own of Bolle Sunglasses Ltd. ("Bolle Sunglasses") (the distributor of the Company's sunglasses in the U.K.) for an aggregate price of approximately $6,250,000, consisting of $3,900,000 in cash and $2,350,000 in Common Stock. It is contemplated that the transaction will be completed in the second quarter of 1998, and, thereupon, that the sellers would collectively retain a 25% ownership interest in Bill Bass Optical providing them with a 25% share in the profits generated by Bill Bass Optical and a pro rata share of any distributions therefrom.

   The Company believes that its competitive position is enhanced through (i) its broad array of distribution channels, which reduces its reliance on any one channel, (ii) its target markets due to its use of local subcontractors to manufacture certain products, (iii) its internal design capabilities, and
(iv) the diversity of its safety and tactical product lines. The Company believes that its flexible manufacturing and design capabilities allow the Company to maintain a valuable costs structure and minimal inventories and to respond quickly to shifting trends in the industry.

PRODUCTS

  General

   The Company designs, manufactures and markets premium sunglasses and sport shields ranging in retail price from $30 to $165 and ski goggles at most price points. The Company currently offers approximately 180 models of sunglasses, sport shields and goggles in 15 collections for a total of approximately 400 separate product offerings. Each year, the Company attempts to introduce a number of new models and collections and retire slower moving product offerings. Recently introduced Bolle(Registered Trademark) products include the Breakaway(Trademark) and Snakes(Trademark) collections. The Company believes that the continued introduction of new and innovative products will be important to its success and that it must continue to respond to changing consumer preferences in the areas of style, function and technological innovation.

  Active Lifestyle Focus

   Bolle(Registered Trademark) sunglasses are particularly suitable to most athletic endeavors, from recreational activities to hard-core competition, such as skiing, snowboarding, triathlon, surfing, golf and other outdoor pursuits and generally to the needs of customers having an active lifestyle. Bolle(Registered Trademark) sport shields and goggles are offered for a broad range of sports activities, including road and high-speed sports, squash, racquetball and other high impact sports, golf, surfing and windsurfing, rock and ice sports as well as sky diving. Bolle(Registered Trademark) ski goggles are designed to provide performance and protection to persons facing the elements encountered in skiing, snowboarding and other winter sports. Sales in the ski goggle market are dependent to a significant extent on weather conditions and the quality and duration of the ski season. Bolle(Registered Trademark) safety and tactical eyewear includes safety glasses and goggles, face shields, laser eye protection devices and other specialized safety and tactical eyewear products.

 Technological Characteristics

   Bolle(Registered Trademark) Frames. Bolle(Registered Trademark) nylon frames are lightweight and virtually unbreakable. The Company uses an hydrated "memory" nylon, a virtually unbreakable material obtained through a proprietary process owned by the Company. The Company uses this special process to saturate the nylon material so that it retains moisture. Bolle (Registered Trademark) nylon frames return to their original shape after a mistreatment, which significantly improves product life. Pigments are incorporated during the manufacturing process and are therefore unalterable. Grylamid frames are used for their transparent properties and light weight while metal frames employ state-of-the-art alloys which provide durability and resiliency while offering modern styling. Frames are offered in a variety of monochromatic versions from black to fluorescent pink to white as well as in exotic versions from patterns in the "Graffiti" line to various sparkling colors in the "Crystal" line and most recently "Cyber" colors. Bolle also distributes metal frames primarily through its optical distribution network.

   Bolle(Registered Trademark) Polycarbonate Lenses. The Company's primary lens material is polycarbonate, a lighter and more impact resistant material than glass, which provides high protection from damaging sun light. The Company was among the first to incorporate lightweight polycarbonate lenses for use in recreational eyewear, including sunglasses and sport glasses. The Company has since developed its own polycarbonate lens, the Bolle(Registered Trademark) 100 which is capable of stopping 100% of ultraviolet rays, 100% of infrared rays and 56% of blue light. This lens can achieve this high performance without any surface coating. Its filtering power is due exclusively to absorbers included in the material and its application is used in sun protection, computer work, welding and lasers. Approximately 85% of the Company's total current production features polycarbonate lenses. The Company believes the use of polycarbonate lenses has played an important role in its ability to manufacture high performance technologically-advanced eyewear products. Although polycarbonate is three times lighter than glass and maintains perfect optical quality, it is twenty times more impact resistant than glass and can be pierced without creasing, cracking or splitting. Optically correct polycarbonate lenses are quartz coated for scratch resistance. Polycarbonate lenses are available in a variety of colors including smoke, vermilion, amber, emerald and clear, each adapted to particular weather conditions.

   Acrylic, Acetate and Glass Lenses. Other lens materials in the Company's product lines include acrylic, acetate and glass. Acrylic is a durable yet inexpensive material used in the Company's medium-priced collections that allows the Company to offer products at an economical price point. Acrylic lenses are lighter than glass, pass tests adopted by the U.S. Food and Drug Administration for impact resistance and offer scratch resistance through quartz coating. CR-39(Registered Trademark) plastic lenses are available in clear, yellow, vermilion, smoke and all-weather designs. Spectra lens coatings that are available include blue, green, orange, rose, gold and silver. The Polarized lens collection features glass lenses, offering light smoke, dark smoke and light brown polarization. Polarized lenses reduce surface glare. Multilayer colored lens coatings include blue, violet, green, red, gun and infrared.

 Optional Features

   The Company offers an interchangeable lens system (marketed under the Breakaway(Trademark) brand), which enables consumers to customize the style and functions of certain Bolle(Registered Trademark) products by adapting different lenses to the same frame. Also offered with many Bolle(Registered Trademark) products is a patented Sport Optical System(Trademark), which the Company has designed to satisfy the needs of an increasing number of its customers requiring sport glasses with corrective lenses. Along with anti-scratch coating and polarization, most Bolle(Registered Trademark) sport and protective eyewear products offer anti-fog coating, which the Company was the first to develop for its ski goggles in 1973.

SAFETY AND TACTICAL PRODUCT

   The Company carries a line of approximately 50 safety and tactical styles and produces customer specific designs for special purpose applications. The products are based around the Company's proprietary "memory" nylon frames and carboglass lenses, a high impact and scratch resistant material based on polycarbonate, but sprayed with quartz crystal coating. The Bolle safety spectacle range provides style, function and comfort using advanced technology and materials. As well as manufacturing safety glasses for standard industrial requirements, the Company specializes in specific application eyewear such as Laser glasses, chemical splash protection and military approved products. A number of the designs are based on the sunglass collection; similarly a number of the technological features used on Bolle sunglasses are developed from Bolle's in-house R&D laboratory.


ADVERTISING AND MARKETING

   As a result of its recent acquisition of Bolle France, the Company owns the production and design capabilities of Bolle France and the worldwide rights to the Bolle(Registered Trademark) brand for its products. This organization enables the Company to create and execute a consistent and unified worldwide marketing and distribution strategy. This strategy is focused on leveraging Bolle(Registered Trademark)'s superior technology and established distributors in over 40 countries to expand aggressively the Bolle(Registered Trademark) brand with consistency of brand image and design innovation. The Company's worldwide marketing initiative includes a unified marketing and product brochure for distributors worldwide, coordinated advertising campaigns in major international and local media and at retail locations, increased sponsorship of significant sport competitions and athletes attracting international interest and the unification of the Company's sport celebrity endorsement program. The Company's marketing strategy also includes training retail salespersons to understand fully the specifics of Bolle(Registered Trademark) products and in-store education highlighting the Bolle(Registered Trademark) style and technical features. The Company expects that the impact of its worldwide marketing initiative will be maximized by its parallel efforts to build a cohesive distribution network. The Company expects to coordinate future introductions of new Bolle(Registered Trademark) products, such as a new motorsports line, both with its international distributors and through new distribution channels so as to maximize the benefits which the Company may derive from its worldwide rights to the Bolle(Registered Trademark) brand and enhance global sales. The Company's marketing initiative will seek to emphasize through a unified sport-specific approach the technological frame and lens characteristics and long-standing proven reputation for style and performance of Bolle(Registered Trademark) products.

   The Company intends to unify and expand its sponsoring program through the use of endorsement arrangements with sports celebrities and professional athletes. Endorsement contracts typically have a two-to three-year term, providing the Company with flexibility to renew such contracts. The Company has sponsored athletes in a number of venues including the Tour de France, the Olympic Games and the Pro Golf Tour. French Olympic gold medal ski champion Luc Alphand uses and endorses the Company's Chrono line of ski goggles. Martina Hingis, the youngest number one-ranked player in the history of women's tennis, has agreed to wear exclusively Bolle(Registered Trademark) sunglasses, sport glasses and ski goggles at all public events and for recreation, and to appear in advertisements and promotions for Bolle(Registered Trademark) products worldwide. Jacques Villeneuve, the 1997 Formula One racing world champion and Picabo Street, winner of the gold medal in the Super G competition in the 1998 Winter Olympic Games and have also agreed to wear exclusively Bolle(Registered Trademark) sunglasses, sport glasses and ski goggles at all public events for recreation, and to appear in advertisements and promotions for Bolle(Registered Trademark) products worldwide. The Company also sponsors a variety of teams and organizations including sport federations and the Professional Golfers Association. These sponsorships are a cost effective means of publicizing the Bolle(Registered Trademark) brand name and demonstrate the Company's ability to deliver quality products that satisfy the performance needs of a broad array of sports.

   The Company intends to capitalize on the opportunity to consolidate globally the brand management and marketing of the Bolle(Registered Trademark) brand for its products. This will enable the coordination of new product releases worldwide and promote a consistent brand image and an international, focused athlete sponsorship program.

DESIGN AND PRODUCTION

   Design. The Company employs a four person design team in Oyonnax and maintains relationships with outside design agencies under the supervision of Mr. Maurice Bolle. Mr. Maurice Bolle designed the famous cat eye sunglass in the 1950's. The Bolle design team oversees the entire design process, from carving the actual frame out of acetate to mold creation, forming, polishing and the final lens development stage. Approximately 20 new molds are designed each year. The Company currently houses a library of approximately 700 molds. The molds for each Bolle(Registered Trademark) design have been inventoried in a warehouse at the Company's facilities in Oyonnax, France and the Company believes it maintains the capability to produce over 97% of the products represented by its mold inventory.

   Production. Although the Company has outsourced the completion of a substantial number of steps in the process it uses to manufacture its products, the Company still closely oversees the activities of its subcontractors. This enables the Company to retain control over the entire assembly process that leads to any finished Bolle(Registered Trademark) product, including the production of eyeglass frames through injection molding and of foam cushioning and straps for the Company's sport products as well as the creation of design applications added to eyeglass frames. The majority of the subcontractors of the Company are located in the immediate vicinity of the Company's facilities in Oyonnax, France and the manufacture of Bolle(Registered Trademark) products is their primary activity. The Company has not entered into binding agreements with its subcontractors and has not outsourced the production of items involving proprietary processes. However, the Company believes that its history of good relations with such subcontractors and the close proximity of these subcontractors to its operations provides a conducive environment for continued good business relations. The Company believes its arrangements with subcontractors enable it to maintain a variable cost structure and minimal inventory levels as well as to respond quickly to shifting trends in the industry.

   Products manufactured entirely by the Company include those made pursuant to orders that are not large enough to warrant subcontractor production, or which require the utilization of certain molds which do not fit the machine specifications of subcontractors or which correspond to new or specific design requirements, such as hard eyewear cases or certain eyeglass frames which feature a wire-reinforced temple. The Company also participates in original equipment manufacturing for other manufacturers of premium-priced eyewear at its manufacturing facility. Although such arrangements do not represent a significant portion of its business, the Company believes the manufacturing of these products is evidence of its continued reputation as a quality producer of high performance eyewear.

SUPPLIERS

 Raw Materials

   The Company generally obtains the raw materials required for use in eyewear production, such as polycarbonate and nylon, from distributors of such materials and occasionally directly from suppliers. The Company is not dependent on any one source for supply of such materials and has not in the past had, and does not expect in the future to have, difficulty in obtaining materials. These materials are generally available from a number of U.S. and international suppliers.

 Metal Frames

   Pursuant to its supply agreement with the Company, Alyn, the exclusive manufacturer of Boralyn(Registered Trademark), a special proprietary metal matrix providing greater strength and stiffness to weight ratios than titanium, has agreed to provide the Company exclusively with sunglass frames using Boralyn(Registered Trademark), which is currently considered the leading metal for advanced metal eyewear. Alyn has retained the right to provide certain prescription eyeglass frames to other customers. In order to retain exclusivity, the Company must maintain certain specified minimum purchase amounts, starting at 100,000 units for the first year and increasing by 50,000 units per year through the fourth year and by 25,000 units per year for the two remaining years. The Alyn Supply Agreement is for a term of three years beginning with the first shipment of frames from Alyn to the Company, and extends for an additional three years if the Company meets its contractual requirements and agrees to certain specified purchase levels.

COMPETITION

   The Company faces intense competition in the premium sunglasses and ski goggle business. The premium sunglass industry is dominated by three large competitors, Bausch & Lomb, Luxottica and Oakley, with a combined share of the U.S. premium sunglass market estimated at approximately 60%. The rest of the market is fragmented, with numerous small competitors. The Company competes with a number of manufacturers, importers and distributors whose brand names may enjoy greater brand recognition than that of Bolle(Registered Trademark). The principal methods of competition are style, product performance, price and brand recognition. Most competitors of the Company offer a portfolio of brands, as opposed to focusing exclusively on one brand, as do the Company and Oakley.

   In addition, the Company faces intense competition in safety and tactical eyewear market, including competition from Bacou, Uvex, Dalloz, Karsurg and a number of Far East manufacturers who have copied the Company's styles. Competition is based on quality, price, reputation and technological features.

   Companies active in the Company's industry must respond simultaneously to changes in fashion and technology, yet maintain inexpensive and rapid production in order to remain competitive. Moreover, general economic conditions and regulatory policies complicate these companies' ability to address all factors effectively. Consequently, these companies alleviate the complexity through reliance on name brands and images. Consumers' purchasing decisions are often the result of highly subjective preferences which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements. The Bolle(Registered Trademark) name has been recognized for decades and the Company believes that it is well positioned to retain such strong recognition in the future. The Company believes that its competitive advantages include its strong brand name; product quality; product performance; leading edge styling; integrated design, production and marketing; superior technology and technological innovation; specialized product offerings; price; and international distribution networks. The Company also believes that the competitive advantage constituted by the Company's right to market Bolle(Registered Trademark) products in the United States through multiple retail distribution channels, including general and specialty sporting goods stores and optometrists, ophthalmologists and opticians, is important to its competitive position.

   The Company believes its continued success will depend upon its ability to remain competitive in its product areas. With several of its competitors having greater financial, research and development, manufacturing and marketing experience and resources than the Company, the Company faces substantial long term competition. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image and could have a material adverse effect on the Company's business.

CUSTOMERS

   The distributors owned by the Company are not dependent upon a single customer or a few customers. None of the Company's customers account for more than 10% of the Company's consolidated revenues. Bolle America's top 25 customers represent approximately half of its total net sales. In addition to its relationships with large chains, Bolle America has an established distribution network to thousands of smaller customers.

QUALITY CONTROL AND PRODUCT IMPROVEMENT

   Bolle(Registered Trademark) products are subject to stringent quality control requirements. At every step of the production process, each piece of a product is inspected by hand before moving to the next level of production. The Company estimates that each unit of eyewear undergoes a minimum of four quality control inspections before it leaves the facility. Technicians test random samples from the manufacturing facility and from subcontractors to check for durability and other production specifications. Product improvements are continually developed in the Company's testing laboratory. For instance, the Company tests the fit of its sport and safety goggles by using a machine which agitates particles in the air and measures the amount of particles which pass through the edges of the product. The Company's testing laboratory meets all British, German and U.S. international standards for testing. High velocity and radiation testing are conducted regularly. Laser coating units and spectrophotometers add to the Company's ability to produce superior products.

SALES AND DISTRIBUTION

   The Company sells its products through a worldwide network of both affiliated and independent wholesale distributors in over 40 countries, which in turn distribute Bolle(Registered Trademark) products to retail outlets. Information regarding the sales, operating profit or loss and identifiable assets attributable to the Company's U.S. and foreign operations for the year ended December 31, 1997 is set forth in Note 16 to the Company's Consolidated Financial Statements included in this Form 10-K. Prior to the acquisition of Bolle France by the Company in July 1997, the Company had no foreign operations and the information regarding the sales, operating profit or loss and identifiable assets of the Company for the years ended December 31, 1997, 1996 and 1995, which is provided in note 16 to the Company's Consolidated Financial Statements, is primarily attributable to Bolle America's U.S. operations. During 1997, 61% of total sales were to North American distributors, 29% of sales were in Europe, 10% of sales were in Australia and Asia and the rest of the world.

   In the United States, the Company sells its products through a nationwide network of approximately 200 independent sales representatives and distributors to over 10,000 accounts, which include general and specialty sporting good stores, opticians, ophthalmologists and optometrists, golf pro shops, retail sunglass stores and mail order catalog companies.

   The Company's retail products distribution operations are designed to meet the individual inventory and service requirements of its customers. Products are shipped in a variety of volumes, ranging from full truck loads, to small order to pre-stocked displays. Most orders are shipped by ground service via common carriers to either a customer's distribution center or directly to the customer's retail location. The Company believes that its operations are capable of meeting a customer's individual service needs.

   Howard Leight Industries ("Howard Leight"), a major distributor of industrial safety products, has committed to purchase from the Company certain safety eyewear products for exclusive marketing and sale through industrial supply networks in North and South America. In February 1998, Bacou USA, one of the main competitors of the Company, purchased Howard Leight.
The Company has consented to the assignment of the Howard Leight Agreement to Bacou. Under the Agreement (as amended), if Bacou fails to make minimum purchases aggregating $3,500,000 by December 31, 1998, Bacou must pay to the Company liquidated damages equal to 27.5% of any shortfall in such purchases. Pursuant to the Agreement, the Company and Bacou further agree to work toward an agreement by September 30, 1998 to develop the worldwide Bolle(Registered Trademark) safety business and continue to explore mutually advantageous business opportunities. The agreement has an initial term of seven years, beginning October 15, 1997, and is automatically renewed thereafter for successive one-year terms unless either party gives three months' notice of termination. Additionally, either party may terminate the Agreement effective December 31, 1998 upon sixty (60) days written notice prior to that date.

   The Company plans to consolidate certain of its distributors through acquisitions or other arrangements over the next three years. As part of this strategy, the Company has executed letters of intent to purchase 75% of Bill Bass Optical, the largest independent distributor of the Company's products and the principal distributor of the Company's products in Australia, whose sales of Bolle(Registered Trademark) products in Australia exceeded $10 million in 1997. The Company believes that this will provide the potential for increases in the efficiency and utilization of its distribution channels. In addition, the Company has also entered into a letter of intent to bring its shareholding in Bolle UK to 75%.

SEASONALITY

   The Company's sunglass business is seasonal in nature with the second quarter having the highest sales due to the increased demand for sunglasses during that period. The Company's goggle business is seasonal in nature with the first quarter having the highest sales due to the increased demand for goggles during the ski season. This seasonality is partially offset by safety eyewear sales worldwide.

REGULATION

   The Company has been specifically certified by appropriate industry and governmental authorities to manufacture sunglasses, sport products and industrial protection products as well as laser protection products and eyewear produced for specific military orders.

INTELLECTUAL PROPERTY

   The Company, directly or indirectly, owns the exclusive right to a number of registered trademarks in the United States and other countries, including Bolle (Registered Trademark); Bolle PC (Registered Trademark); ACRYLEX (Registered Trademark); ALIEN (Registered Trademark); CONTOUR (Registered Trademark); CHRONOSHIELD (Registered Trademark); MICRO EDGE (Registered Trademark); GEOMETRIC (Registered Trademark); TIGER SNAKE (Registered Trademark); SUNSPENDER (Registered Trademark); Bolle EYEZONE (Registered Trademark); EYEZONE DESIGN (Registered Trademark); NORTHERN LIGHTS (Registered Trademark); PUT 'EM ON YOUR FACE (Registered Trademark); EAGLE VISION (Registered Trademark); TACTICAL (Registered Trademark); AVANT EDGE
(Registered Trademark); bf (Registered Trademark); MAURICE BOLLE (Registered Trademark); CARBO GLAS (Registered Trademark); AQUASHIELD (Registered Trademark); and the Snakes design. In addition, Bolle America has applications pending to register a number of additional trademarks, including BREAKAWAY (Trademark), SEE BETTER, PLAY BETTER (Trademark); Bolle MADNESS (Trademark); Bolle ATTACK (Trademark); Bolle ESCAPE (Trademark); Bolle CARBONEX (Trademark); VAPOR TRAIL (Trademark); and TOUR ELITE (Trademark).

   The Company has a number of design and utility patents registered in the United States and other countries and owns the Bolle(Registered Trademark) trademark for the Company's products. The Company's United States patents have expiration dates ranging from 2001 to 2015; certain of these patents are subject to the payment of maintenance fees to maintain their registration. These patents are intended to protect the unique design and functional characteristics of certain Bolle(Registered Trademark) products from duplication by competitors. There can be no assurance that any individual patent will provide substantial protection or be of commercial value. The loss of any one patent would not have a material adverse effect on the business of the Company.

EMPLOYEES

   As of April 14, 1998, the Company had approximately 160 employees, about half of which were assigned to the Company's design, production and distribution operations in France and the remainder to its distribution operations in the United States and other parts of the world. None of the Company's employees working in the United States is subject to a collective bargaining agreement. Employees of the Company working in France are subject to the provisions of the French Labor Code and a collective bargaining agreement. The Company considers its relations with its employees in the United States and France to be satisfactory.

ENVIRONMENTAL REGULATION

   Manufacturing operations managed by corporations in which the Company has an interest are subject to regulation by various foreign, federal, state and local agencies concerned with environmental control. The Company believes that these facilities are in substantial compliance with all existing foreign, federal, state and local environmental regulations.


ITEM 2.  PROPERTIES

   As of April 10, 1998, the locations of the Company's principal facilities are as follows:

LOCATION            PRINCIPAL USE/USER(S)                                        APPROXIMATE SQUARE FOOTAGE
--------            ---------------------                                        --------------------------
Oyonnax, France     Manufacturing plant, design center, warehouse and office
                    space/Bolle France                                               90,000
Denver, Colorado    Warehouse and office space (lease commencing May 1, 1998)
                    /Bolle America                                                   30,000

   The Company owns all of its manufacturing facilities in France and leases its Denver facilities. The Company's main manufacturing facility in France, located just outside Oyonnax, France., houses the majority of the manufacturing activities of the Company as well as the quality control functions, management, and design.

   In addition, the Company, through a wholly-owned subsidiary, owns and leases to an unaffiliated lessee an approximately 150,000 square foot building located in Farmer's Branch, Texas. The property is subject to a mortgage held by Wells Fargo Bank (Texas) in the current principal amount of approximately $3.5 million. The Company has entered into a contract for the sale of this building.


ITEM 3.  LEGAL PROCEEDINGS

   While the Company is engaged in routine litigation incidental to its business, the Company believes that there are no material pending legal proceedings to which it is a party or to which any of its property is the subject. In connection with the Spinoff, the Company agreed to indemnify Lumen against liabilities which may arise from certain pending litigation not relating to the Company's operations. The Company does not believe that any of such pending litigation constitutes material legal proceedings for the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock commenced trading publicly on March 12, 1998. The Company's common stock is listed on the NASDAQ National Market under the symbol "BEYE." Therefore, there is no relevant historical public market information for the fiscal years ended December 31, 1997 and 1996.

         As of April 14, 1998, there were approximately 600 stockholders of record of the Company's common stock (representing approximately 5,000 beneficial owners of the Company's common stock). No dividends have ever been declared on the Company's common stock, other than as disclosed in the Selected Historical Financial Data set forth below and other than in connection with the distribution of shares of common stock in immediately prior to the Spinoff in order to effect a stock split in anticipation of effecting the spinoff. The Company has no intention of paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors that any retained earnings accumulated will be used to finance future acquisitions and expansion of the Company's operations.

         Pursuant to the terms of the Amended and Restated Share Purchase Agreement, dated July 9, 1997, by and among the Company, on the one hand, and Mr. Robert Bolle, Mr. Maurice Bolle, Mr. Franck Bolle, Ms. Patricia Bolle Passaquay, Ms. Brigitte Bolle and Ms. Christelle Roche (collectively, the "Sellers") on the other hand, the Company issued to the Sellers an aggregate of 64,120 shares of Series A Preferred Stock. Holders of the Series A Preferred Stock are not entitled to receive dividends.

         Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company before any distribution of assets of the Company shall be made to or set apart for the holders of Common Stock, the holders of the Series A Preferred Stock will be entitled to receive from the Company's assets legally available for distribution to stockholders, a payment in an amount equal to the greater of (i) 1,000 French Francs per share or (ii) the French Franc equivalent of US $172.41 per share of Series A Preferred Stock. After payment of the full amount of the liquidation distributions to which they are entitled, the holders of the Series A Preferred Stock will have no right or claim to any of the remaining assets of the Company. In the event that upon any such voluntary or involuntary liquidation, dissolution or winding up, the available assets of the Company are insufficient to pay the amount of the liquidation distributions on all outstanding shares of Series A Preferred Stock, then the holders of the Series A Preferred Stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled. The Series A Preferred Stock is not convertible or exchangeable for any other securities of the Company.

   Shares of the Series A Preferred Stock will be redeemed by the Company upon 10 days' prior written notice on the third anniversary of their issuance, subject to the provisions of the Company's senior indebtedness in effect at the effective time of the Spinoff (which includes indebtedness under the Credit Agreement)(the "Senior Indebtedness"). Prior to that, the Company may redeem any shares of Series A Preferred Stock at any time upon 10 days' prior written notice. In addition, in the event the Company's EBITDA exceeds US $18,400,000 for the fiscal year 1998 or US $24,700,000 for the fiscal year 1999, the Company shall be obligated to redeem, upon 10 days' prior written notice, and within 110 days after the close of the relevant fiscal year, any shares of Series A Preferred Stock then outstanding, provided in each case that Bolle remains in compliance with the financial covenants contained in the Senior Indebtedness after giving effect to such redemption and US $2,000,000 million is available for borrowing by Bolle under such senior indebtedness. In the event that the Series A Preferred Stock is not redeemed in full by its due date, it will begin accruing interest from July 2000.

   Generally, the shares of Series A Preferred Stock have no voting rights. If the Company fails to give notice of a redemption within three years of the date of issuance of any shares of Preferred Stock, the holders of more than 90% of such shares shall have the right to cause the Company to use commercially reasonable efforts to either obtain cash in order to redeem in full such shares or to effect without delay a commercially reasonable sale of the Company's assets or the merger, consolidation or other reorganization of the Company. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the consent of holders of at least 90% of such shares, (i) alter or change the rights, preferences or privileges of such shares or (ii) issue any class or series of preferred stock ranking senior or pari passu with the Series A Preferred Stock with respect to dividend, redemption or liquidation rights. Shares of Series A Preferred Stock may only be transferred to persons who are already holders of such shares and in accordance with applicable law.

   The issuance of such Series A Preferred Stock and Series B Preferred Stock was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(a) thereof and rules promulgated thereunder, and the securities so issued were deemed to be restricted securities. No underwriter was engaged in connection with such issuance of securities.

   In March 1998, subsequent to the period covered by this Form 10-K, the Company additionally issued certain shares of Series B Preferred Stock.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

         The following selected historical financial data have been derived from audited historical financial statements and should be read in conjunction with the consolidated financial statements of the Company included herein.

         The Company was formed in 1997 to complete the acquisition of Bolle France and therefore has no historical activity or financial statements. Bolle America was purchased by Lumen in November 1995 in a pooling of interests transaction. In conjunction with the purchase of Bolle France, Bolle America became a subsidiary of the Company. Accordingly, for accounting purposes only, Bolle America is treated as the acquiror of Bolle France and therefore the predecessor business for historical financial statement purposes.

                            YEAR ENDED DECEMBER 31,
                   (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                            1997(1)     1996(2)      1995(3)    1994(4)      1993
Statement of Operations
Data:

Net sales                   $32,160     $24,425     $24,829    $23,094    $18,377
Cost of sales                15,354      12,130      12,181     10,814      9,126

Gross profit                 16,806      12,295      12,648     12,280      9,251
Selling, general and         16,342      11,374      10,275      8,871      7,384
administrative expenses
(including advertising
and sponsoring expenses)
Merger and acquisition
integration related
expenses                      3,750        --         3,050       --          --
Interest expense (income)       963      (256)        (302)       316        336
Other expense (income)         (693)     (450)         48        (104)      (295)

Income (loss) before         (3,556)     1,627        (423)      3,197      1,826
income taxes
Provision for (benefit        1,099       635          364       1,260       700
from) income taxes

Net income (loss)           $(4,655)      $992       $(787)     $1,937      $1,126

Net income (loss) per
share                      $2,586.11   $9,920.00    $(0.22)     $0.65       $0.38

Weighted average shares
outstanding                      1.8      0.1      3,510.6     2,997.0     2,963.0

French Franc per US
Dollar exchange rate
used(5)                     5.9843

BALANCE SHEET DATA:

Working capital            $(20,936)     $8,535      $11,395    $12,781     $1,060
(deficiency)
Total assets                 94,697      15,624      16,309     17,549      9,629
Long term debt                 --          --          --         57          49
Mandatorily redeemable       11,055        --          --         --          --
preferred stock
Stockholders' equity         18,843      9,743       12,770     13,433      1,584
French Franc per US          5.9912
Dollar exchange rate
used(5)


(1) On July 10, 1997, the Company acquired Bolle France and related assets in a transaction accounted for as a purchase. Accordingly, the results of operations for Bolle France are included in historical results of operations from that date.

(2) In 1996, the Company paid a dividend to BEC (its then current stockholder) of $4,019.

(3) In November 1995, BEC acquired Bolle America in a transaction accounted for as a pooling of interests. Accordingly, Bolle America is included in all periods presented.

(4) In 1994, Bolle America paid a $50 dividend to its then current shareholders.

(5) Represents the exchange rates used to translate the results of operations and balance sheet amounts of Bolle France. The exchange rate shown for the actual results of operations for the year ended
         December 31, 1997 represents the average exchange rate for the six months ended December 31, 1997 used to translate the results of operations of Bolle France included in the Company's actual results.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Due to the acquisition of Bolle France on July 10, 1997, only six months of results of operations of Bolle France are included in the results of operations for the year ended December 31, 1997.

         In conjunction with the acquisition of Bolle France and following the Spinoff, it is anticipated the Company will be subject to interest on approximately $16 million of senior indebtedness at an average current rate of approximately 6%. Although this represents significantly less than the indebtedness owed to Lumen prior to the Spinoff, it is nevertheless higher than indebtedness had been prior to the Bolle France acquisition. In addition, the acquisition of Bolle France has resulted in additional depreciation and amortization of approximately $2.1 million, significantly increasing selling, general and administrative expenses as a percentage of sales.

         The Company has begun to develop and implement a global brand management and marketing program, resulting in increased advertising expenses. There is no guarantee that such increased expenses will result in increased sales.

         It is not anticipated that operating on a standalone basis following the Spinoff will have a significant impact on the results of operations, financial position or cash flows of the Company other than that which is disclosed herein. The Company was operated as a separate segment of Lumen's business and will, under a Management Service Agreement, continue to receive management and administrative services from Lumen on similar terms to those reflected in the historical financial statements.

         The Company is in the process of upgrading its information systems to support the implementation of its worldwide marketing strategy. The new applications are expected to function properly with respect to dates in the year 2000 and thereafter and the new single currency which is scheduled to be introduced by the European Union at the beginning of 1999. The Company started implementing the planned applications in 1997 and plans to finish during 1999. This upgrading process will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing functions. The successful implementation and integration of the new applications will be important to facilitate future growth. The Company could experience unanticipated delays in the upgrading of its information systems and such upgrading could cause significant disruption in operations. If the Company is not successful in upgrading its information systems, fails to train its personnel in their use in a timely manner or if the Company experiences difficulties in the upgrading process, the Company could experience problems with the delivery of its products or its ability to access timely and accurate financial and operating information could be adversely affected. In addition, delays in implementing the new systems could require additional expenditures by the Company to modify or replace portions of its existing information systems so that they will function properly with respect to dates in the year 2000 and thereafter and the new European currency. There can be no assurance that the Company will be able to correct any problems with respect to such dates or the new currency in a timely manner. Any failure by the Company to respond properly to these problems or any other difficulties which the Company may face with its information systems could have a material adverse effect on the Company's business and financial results.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         Net sales of $32.2 million for the year ended December 31, 1997 increased from $24.4 million for the comparable period in 1996 despite a $5.7 million decrease in sales in the United States, resulting from the acquisition of Bolle France on July 10, 1997. For the year ended December 31, 1997 North American Sales (primarily in the United States) represented 61% of net sales with European sales representing 29%. Soft conditions in the U.S. Market for premium sunglasses contributed to the decrease in sales in North America. A major retail distributor of premium sunglasses, which had been growing rapidly up until the fourth quarter of 1996, began closing outlets and returning excess inventory at the end of 1996 and into 1997, negatively affecting the entire premium sunglass industry. This customer represented approximately 14% of sales for the year ended December 31, 1996 and less than approximately 6% of sales for the year ended December 31, 1997. While overall retail sales continued to grow, many premium sunglass manufacturers had overproduced in anticipation of significantly higher sales and took significant returns which eroded profit margins. The Company does not expect this trend to continue in 1998.

         Gross margin increased from 50.3% for the year ended December 31, 1996 to 52.3% for the year ended December 31, 1997, reflecting the higher gross margins of the integrated manufacturing and distribution operations of the Company following the Acquisition.

         Advertising and sponsoring expenses increased $0.5 million on a sales increase of $7.7 million due to the acquisition of Bolle France.

         For the year ended December 31, 1997 selling, general and administrative expenses of $12.6 million increased form $8.1 million for the year ended December 31, 1996, reflecting the acquisition of Bolle France. As a percentage of sales, selling, general and administrative expenses increased due to the 1997 combination of manufacturing and distribution sales.

        Acquisition integration related expenses of $3.75 million in 1997 represent the following expenses incurred in connection with the integration of Bolle France and creation of Bolle Inc.: (i) a reserve for the return of product from the Company's owned and non-owned distributors in conjunction with the redefining and streamlining of Bolle Inc.'s new product line, and
(ii) the legal, production and marketing expenses related to the set up of a new logo for Bolle(Registered Trademark) worldwide and the creation of the first worldwide catalog.

         Interest expense of $1.0 million for the year ended December 31, 1997 reflects the interest expense on the debt incurred to fund the acquisitions of Bolle France. In the comparable period in 1996 Bolle America's cash on hand generated interest income of $0.3 million.

         Other income consists of allocated equity income and management fee income from BEC's investment in Eyecare Products of $0.6 million for the year ended December 31, 1997 and $0.4 million for the year ended December 31, 1996. This income was allocated to the Company by Lumen. For each of the years ended December 31, 1997 and 1996 other income also included $0.1 million of foreign exchange transaction gains.

         The Company recorded a net tax provision of $1.1 million despite the loss before taxes of $3.6 million for the year ended December 31, 1997. A provision was recorded as a result of the Company establishing a valuation allowance against the entire domestic net deferred tax asset for 1997. The acquisition of Bolle France in 1997 had a significant impact on the tax rate. In 1996, the effective tax rate was 39.0% of net income before taxes.

         Year ended December 31, 1996 compared to year ended December 31, 1995

         Net sales were flat for the year ended December 31, 1996 compared to the prior year. Although the premium sunglass market continued to grow, Bolle America (the only business included in the Company at that time) was affected by industry problems described above that reduced sales in the fourth quarter. At the end of 1996 and into 1997, the Company's "grass roots" distribution to many smaller, loyal retail outlets worked in its favor by lessening the effect of sales declines experienced in certain of the Company's larger customers. For the years ended December 31, 1996 and 1995, the Company's sales were substantially all in the United States.

         During 1996 and 1995 the Company purchased substantially all of its products from Bolle France, which did not change its pricing significantly during those years. Accordingly, the gross margin of 50% in 1996 did not change materially from the 1995 gross margin of 51%.

         For the year ended December 31, 1996, advertising and sponsoring expenses were $3.3 million versus $2.7 million for the prior year. This increase in dollars and as a percentage of sales was due to the Company's strategy of building the brand in the United States where it competes with other brands which are heavily marketed and advertised.

         Selling general and administrative costs increased from $7.6 million in 1995 to $8.1 million in 1996 primarily due to corporate allocation of its Lumen's general and administrative expenses in 1996. In 1995, because the Company was acquired by Lumen in November, no allocations were effected.

         In November 1995, the Company was acquired by Lumen in a transaction accounted for as a pooling of interests. Accordingly, the merger related costs of $3.1 million are included in the results of the Company for 1995.

         In both 1996 and 1995, the Company's cash on hand resulted in interest income of $0.3 million.

         Other income in 1996 includes $0.4 million of allocated equity income from BEC's investment in Eyecare Products. This income was allocated to the Company by BEC. During 1995, because the acquisition of the Company by BEC did not occur until November, the comparable equity income was not allocated. The 1995 amount consists of foreign exchange losses.

         The effective tax rate of 39% in 1996 represents an operating basis provision while the 1995 benefit reflects the significant effect of the merger related expenses.

Liquidity and capital resources

         Net cash provided by operating activities during the year ended December 31, 1997 of $1.1 million represents the net loss offset by the positive effect of non cash expenses and the reduction of inventory and accounts receivable. Depreciation and amortization for the year ended December 31, 1997 was $1.5 million compared to $0.4 million for 1996, reflecting the acquisition of Bolle France. Cash paid for acquisitions in 1997 represents the purchase of Bolle France net of cash received with the acquisition. Capital expenditures of $0.7 million were also increased due to the acquisition. These operating and investing activities were financed through proceeds from indebtedness to related parties, primarily through borrowings from Lumen which were funded by Lumen through its revolving credit facility. During 1997 the Company borrowed US Dollars from Lumen at a rate of 8% and French Francs at a rate of 5.5%. On March 11, 1998 the Company executed a separate credit facility (the "New Credit Facility") with substantially the same terms as the Lumen facility. Proceeds from the New Credit Facility were used to repay a portion of indebtedness to related parties. There will be no intercompany credit arrangements between Lumen and the Company. The Company will lend cash to its subsidiaries in substantially the same manner as Lumen lends to the Company and its subsidiaries. Management believes that the New Credit Facility, along with cash provided from operations will be sufficient to fund the Company's cash operating and investing requirements for the foreseeable future. It is not expected that repatriation of French Franc cash flows, if any, will have a significant impact on liquidity.

         Net cash provided by operating activities during the year ended December 31, 1996 consisted of net income and increases in accounts payable offset by increases in receivables from related parties and inventory. The Company's cash was paid to Lumen from which it received interest income.

         Net cash used by operating activities in 1995 consisted of the net loss resulting from the merger-related expenses and increases in net working capital. Cash on hand as a result of the December 1994 offering was used to finance investing activities.

         In connection with the Bill of Sale and Assignment Agreement (the "Contribution Agreement"), between Lumen and the Company, approximately $17 million of indebtedness to related parties incurred to finance the acquisition of Bolle France was capitalized. This reduction in the Company's debt improves working capital levels. The Company expects cash flows from operations combined with available borrowing capacity to be sufficient to fund the Company's future operating and investing needs through at least 1998.

ITEM 7A. QUALITATIVE AND QUANTITAVE DISCLOSURES ABOUT MARKET RISK

Approximately $18 million of the Company's revenues for the year ended
December 31, 1997 and $70 million of its total assets as of December 31, 1997 were denominated in French Francs. Substantially all of the Company's approximately $36 million of indebtedness at December 31, 1997 was denominated in French Francs at a fixed interest rate of 5.5%. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Bolle Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bolle Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Notes 1 and 2, on March 11, 1998, the Company's parent, Lumen Technologies, Inc. (formerly BEC Group, Inc.), distributed the Company's stock to Lumen shareholders via a spinoff. Contemporaneously with the Spinoff, certain assets and liabilities were transferred from Lumen to the Company and a portion of the Company's indebtedness to related parties was contributed to the capital of the Company, resulting in a decrease in current liabilities of approximately $16 million and an increase in stockholders' equity of approximately $13 million.




PRICE WATERHOUSE LLP

 Dallas, Texas
 April 15, 1998

                                  BOLLE INC.
                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       DECEMBER 31,
                                                                            ------------------------------
ASSETS                                                                             1997            1996
                                                                                   ----            ----
Current Assets:
     Cash and cash equivalents                                                 $  1,204         $   311
     Trade receivables from related parties (Note 14)                             1,120
     Trade receivables, less allowances of $857 and $445                         11,332           4,895
     Inventories                                                                 11,734           8,388
     Prepaid and other current assets                                             1,617             822
                                                                            --------------   -------------
           Total current assets                                                  27,007          14,416
Property and equipment, net                                                       4,687             534
Trademark, net                                                                   39,029
Goodwill and other intangible assets, net                                        23,447             646
Other assets                                                                        527              28
                                                                            --------------   -------------
           Total assets                                                        $ 94,697         $15,624
                                                                            ==============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                         $  6,247         $ 3,488
      Indebtedness to related parties (Note 10)                                  35,782           1,420
      Accrued compensation                                                        1,111             146
      Other accrued expenses                                                      4,803             827
                                                                            --------------   -------------
           Total current liabilities                                             47,943           5,881
Deferred tax liability                                                           14,000
Other long-term liabilities                                                       2,856
                                                                            --------------   -------------
           Total liabilities                                                     64,799           5,881
                                                                            --------------   -------------



Mandatorily redeemable preferred stock--redemption value $11,055;
par value $.01; 64,120 shares authorized, issued and outstanding                 11,055

Stockholders' equity:
      Investment by stockholder                                                                   9,743
      Common stock--par value $.01; 25,000 shares authorized, 2,000 shares issued and outstanding
      Additional paid-in capital                                                 23,960
      Cumulative translation adjustment                                            (462)
      Accumulated deficit                                                        (4,655)
                                                                             ----------      ----------
             Total stockholders' equity                                          18,843           9,743
             Total liabilities, mandatorily redeemable preferred stock       ----------      ----------
               and stockholders' equity                                      $   94,697      $   15,624
                                                                             ==========      ==========


         See accompanying notes to consolidated financial statements.

                                  BOLLE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                      FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                                       1997           1996              1995
                                                       ----           ----              ----
Net sales                                     $      32,160       $   24,425        $   24,829
Costs and expenses:
 Costs of sales                                      15,354           12,130            12,181
 Selling, general and administrative                 12,584            8,105             7,610
  expenses
 Advertising and sponsoring expenses                  3,758            3,269             2,665
 Merger  and acquisition  integration
    related expenses                                  3,750                              3,050

 Interest (income) expense                              963             (256)             (302)
 Other (income) expense                                (693)            (450)               48
                                             -----------------   --------------    --------------
      Total costs and expenses                       35,716           22,798            25,252
                                             -----------------   --------------    --------------
Income (loss) before income taxes                    (3,556)           1,627              (423)
Provision for income taxes                            1,099              635               364
                                             -----------------   --------------    --------------
Net income (loss)                             $      (4,655)             992              (787)
                                             =================   ==============    ==============
Basic and diluted earnings (loss) per share   $   (2,586.11)      $ 9,920.00        $    (0.22)
                                             =================   ==============    ==============
Weighted average shares outstanding                   1,800              100         3,510,624
                                             =================   ==============    ==============








         See accompanying notes to consolidated financial statements.

                                  BOLLE INC.
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (Amounts in thousands)


                                               FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                  1997      1996      1995
                                                --------  --------  --------
Net income (loss)                              $(4,655)   $   992   $  (787)
Foreign currency translation adjustments          (462)
Reclassification adjustment - (before taxes)
                                               -------    -------   -------
Comprehensive income (loss) before tax          (5,117)   $   992      (787)
Other comprehensive income tax effect              142
                                               -------    -------   -------
Comprehensive income (loss)                    $(4,975)   $   992   $  (787)
                                               =======    =======   =======
















         See accompanying notes to consolidated financial statements.

                                  BOLLE INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   (Amounts in thousands, except share data)



                                   COMMON STOCK
                                 -----------------      ADDITIONAL                 CUMULATIVE
                                              PAR        PAID-IN     ACCUMULATED   TRANSLATION     TOTAL
                                 SHARES      VALUE       CAPITAL       DEFICIT     ADJUSTMENT      EQUITY
                                 ------      -----      ----------    ---------    -----------     ------
Balance - December 31, 1994                                                                       $13,433
                                                                                                -----------
1995:
Net loss                                                                                             (787)
Compensation expense
  accrued for stock options                                                                           124
                                                                                                -----------

Balance - December 31, 1995                                                                        12,770
1996:
Net income                                                                                            992
Dividend to Lumen                                                                                  (4,019)
                                                                                                -----------
Balance-December 31, 1996                                                                          $9,743
                                                                                                ===========

1997:
Beginning balance -
   January 1, 1997                                         $9,743                                  $9,743

Capitalization of Bolle Inc. -
 February 3,1997                    1,900      --          10,915                                  10,915

===========================================================================================================

Common stock issued
  in connection
  with Bolle
  France acquisition                  100      --           3,302                                   3,302
Net income (loss)                                                     $(4,655)                     (4,655)
Cumulative
  translation
  adjustment                                                                          $(462)         (462)
                               ------------ -------- -------------  -----------    ---------      -------
Balance - December 31, 1997         2,000      --    $     23,960     $(4,655)        $(462)      $18,843
                               ============ ======== =============  ===========    =========      =======





         See accompanying notes to consolidated financial statements.

                                  BOLLE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                                FOR THE YEAR ENDED DECEMBER 31
                                                               ---------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
Cash flows from operating activities:
 Net income (loss)                                             $ (4,655)   $    992    $   (787)
 Adjustments to reconcile income (loss) to net cash provided
(used) by operating activities:
  Merger and acquisition integration related                      1,823                      99
    expenses, net of payments
  Depreciation and amortization                                   1,477         386         254
  Bad debt expense                                                  489          73         183
  Loss (gain) on sale of property and equipment                      19           1
 Changes in current assets and liabilities (net of effect of companies acquired):
  Accounts receivable                                             2,515         821        (203)
  Receivables from related parties                               (1,120)       (736)        736
  Inventories                                                     2,821      (1,470)     (2,063)
  Other assets                                                     (726)        291        (528)
  Accounts payable                                                2,584       1,135        (323)
  Accrued expenses and other                                     (4,128)       (191)       (176)
                                                               --------    --------    --------
   Net cash provided (used) by operating activities               1,099       1,302      (2,808)
                                                               --------    --------    --------
Cash flows from investing activities:
  Cash expended in acquisitions, net of cash received           (33,290)
  Capital expenditures                                             (665)       (319)       (131)
  Proceeds from sale of fixed assets                                 65           2
  Non-compete agreement and intangible assets                      (100)         (2)       (815)
                                                               --------    --------    --------
   Net cash used by investing activities                        (33,990)       (319)       (946)
                                                               --------    --------    --------
Cash flows from financing activities:
  Proceeds (payments) from long-term obligations                    (18)        (21)        (78)
  Proceeds (payments) on indebtedness to related parties         34,362      (1,000)     (1,600)
  Proceeds from issuance of common stock                                                    (21)
                                                               --------    --------    --------
   Net cash provided (used) by financing activities              34,344      (1,021)     (1,699)
                                                               --------    --------    --------
Effect on cash of changes in foreign exchange rates                (560)
Net increase (decrease) in cash                                     893         (38)     (5,453)
Cash and cash equivalents at beginning of period                    311         349       5,802
                                                               --------    --------    --------
Cash and cash equivalents at end of period                     $  1,204    $    311    $    349
                                                               ========    ========    ========

                                  (continued)

  Interest paid                  $     46       $  5         $  42
  Income taxes paid                 2,635          *             *



o Income taxes were paid by the Company's parent for the years ended December 31, 1995 and 1996 as it has been part of a U.S. tax group since 1995. In 1997, only the Company's domestic income taxes were paid by the Parent on behalf of the Company. Accordingly, the income taxes paid by the Company in 1997 represent foreign income taxes.

 Noncash transactions:

         1997

o The acquisition of Bolle France discussed in Note 3 was funded through a combination of cash, equity and debt. The fair values of the assets and liabilities at the dates of acquisition are presented as follows:

           Cash                                           $    1,294
           Accounts receivable                                 9,441
           Inventories                                         6,167
           Other current assets                                  388
           Property and equipment                              3,949
           Goodwill                                           22,642
           Trademark                                          40,000
           Other assets                                          181
           Short-term debt                                      (175)
           Accounts payable and accrued liabilities           (9,756)
           Deferred tax liability                            (14,000)
           Other long-term liabilities                        (1,896)




         1996 and 1995

o During the fourth quarter of 1996, Bolle America forgave the repayment of a $4,019 advance made to Lumen during the year. The forgiveness of the advance was characterized as a dividend in 1996.

o        There were no non-cash transactions during the year ended December
         31, 1995.

              (See accompanying notes to consolidated financial statements)

                                  BOLLE INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1 -- SPINOFF SUBSEQUENT TO YEAR END

         At December 31, 1997 Bolle Inc. (the "Company") was a subsidiary of Lumen Technologies, Inc. (formerly known as BEC Group, Inc.)("Lumen"). On March 11, 1998, Lumen distributed the stock of Bolle Inc. to Lumen's shareholders (the "Spinoff") and the Company began trading on the NASDAQ National Market under the symbol "BEYE" on March 12, 1998.

         In connection with the Spinoff, pursuant to a Bill of Sale and Assignment Agreement entered into between Lumen and the Company immediately prior to the consummation of the Spinoff (the "Contribution Agreement"), (i) Lumen assigned to the Company all of Lumen's assets other than assets related to the ORC Business (as defined in the Contribution Agreement) and certain other specified assets retained by Lumen; and (ii) the Company assumed all of Lumen's liabilities prior to the Spinoff other than those related to the ORC Business. Pursuant to this agreement, approximately $17 million of the Company's indebtedness to related parties was contributed to the capital of the Company and the remaining balance was refinanced via a bank credit facility.

         In connection with the Spinoff, the Company assumed all obligations and liabilities of Lumen to each of Maurice Bolle, Robert Bolle, Franck Bolle, Patricia Bolle Passaquay, Brigitte Bolle and Christelle Roche (collectively, the "Sellers," and each a "Seller") incurred by Lumen in connection with the purchase of Bolle France and Lumen was released from all such obligations or liabilities. In addition, each Seller conveyed to the Company all shares of Series A Preferred Stock of Lumen (the "Lumen Preferred Stock") held by such Seller and the Company issued in exchange to each Seller, shares of its Series B Preferred Stock (the "Bolle Series B Preferred Stock") in proportion to the number of shares of Lumen Preferred Stock conveyed by such Seller to the Company. No shares of Bolle Common Stock were issued to the holders of outstanding shares of Bolle Series B Preferred Stock pursuant to the Spinoff. Lumen canceled all warrants (the "Lumen Warrants") and the Company issued in exchange to each holder of canceled Lumen Warrants, warrants to purchase Bolle Common Stock (the "Bolle Warrants") in proportion to the number of Lumen Warrants held by such holder prior to the cancellation. No shares of Bolle Common Stock were issued to holders of outstanding Bolle Warrants pursuant to the Spinoff.



NOTE 2 -- GENERAL INFORMATION, BUSINESS AND BASIS OF PRESENTATION

 GENERAL INFORMATION

         The Company was organized on February 3, 1997 to effect the July 1997 acquisition by Lumen of Holding B.F. (hereinafter referred to as "Bolle France"), the French holding company that owned the Bolle design, manufacturing and certain distribution interests, including the worldwide rights to the Bolle(Registered Trademark) brand. The Company is a holding company, the principal subsidiaries of which are Bolle America, Inc. ("Bolle America") and Bolle France. Bolle America was acquired by Lumen in November 1995 in a transaction accounted for as a pooling of interests.

         The Company and Lumen entered into a management services agreement (the "Management Agreement") contemporaneously with the Spinoff pursuant to which certain executives of Lumen will provide key management services to the Company for an initial term of three years. The agreement is thereafter automatically renewed for successive one-year periods until terminated by either party upon at least 90 days written notice prior to the expiration of the initial, or any renewal, term then in effect.


 BUSINESS

         Bolle Inc. is a vertically integrated, designer, manufacturer and marketer of Bolle(Registered Trademark) premium sunglasses, goggles, and tactical and safety eyewear. Products are manufactured by Bolle France in Oyonnax, France and through subcontractors and sold to distributors or direct customers primarily located in the United States, Europe, Australia and Canada.

 BASIS OF PRESENTATION

         Bolle America was a wholly owned subsidiary of Lumen at the time the Company was formed. The net assets of Bolle America were contributed to the Company by Lumen as of July 1, 1997. At that time, the net book value of Bolle America was $11,038 including retained earnings of $359. Accordingly, the financial position and results of operations of Bolle Inc. presented herein are those of the Company's predecessor for accounting purposes, Bolle America, prior to the acquisition of Bolle France. The results of operations of Bolle France are included beginning on July 9, 1997, (the closing date of the Bolle France acquisition described in Note 3 below).

         For the periods subsequent to the acquisition of Bolle America by Lumen, certain revenues and expenses reflected in the financial statements include allocations of certain corporate expenses from Lumen. These allocations include income from Lumen's investment in Eyecare Products Plc, as well as expenses for general management, treasury, legal, tax, financial reporting, auditing, insurance, investor and public relations and information management. Allocations were primarily based on relative sales. These financial statements also reflect the allocation of certain corporate assets including those relating to taxes.

         Management believes that the foregoing allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been or will be incurred by the Company on a stand-alone basis. Also, the financial information included in the financial statements may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the financial position and results of operations would have been if it had been a separate, stand-alone company during the periods covered.

         The accompanying financial statements do not give effect to the Contribution Agreement, which was executed subsequent to year end. On a proforma basis, had the Contribution Agreement been effective at December 31, 1997, the effect would have been to increase assets by $10,680 (unaudited), decrease liabilities by $11,615 (unaudited), increase mandatorily redeemable preferred stock by $9,294 (unaudited), and increase equity $13,001 (unaudited).

         For periods prior to 1997, equity is presented in the accompanying consolidated balance sheets and statements of stockholders' equity on one line. Presentation of traditional equity categories is not considered meaningful. Effective January 1, 1997, equity is presented in the traditional manner.

NOTE 3 -- ACQUISITIONS

         On July 9, 1997, the Company acquired, in a transaction accounted for as a purchase, all of the shares of Bolle France which included Bolle France and several consolidated and unconsolidated affiliates, for a total purchase price of approximately $58,235, comprised of cash of $31,000, Lumen Series A mandatorily redeemable preferred stock of $9,294, Company mandatorily redeemable preferred stock of $11,055 and Company common stock of $3,302, as well as direct acquisition costs of $3,585. Where such consideration was denominated in French Francs, the July 10, 1997 exchange rate of 5.9197 was used to translate to US Dollars. A summary of the allocation of purchase price is as follows:

              Current assets                  $17,290
              Property and equipment            3,949
              Goodwill                         22,642
              Trademarks                       40,000
              Other assets                        181
              Current liabilities              (9,931)
              Long term liabilities           (15,896)
                                              -------
                                              $58,235
                                              =======

         The land included in property and equipment was purchased from the Sellers as part of a separate contract, therefore its specific purchase price of $422 is included as its fair value in property and equipment. The building was revalued based on management estimates resulting in a step up of $1,824 in value. This amount is also included in property and equipment. For all other property and equipment purchased, book value was assumed to approximate fair value.

         Based upon an independent appraisal obtained by the Company, the Bolle(R) trademark was valued at $40,000. The remainder of the excess of purchase price over book value of $22,642 was allocated to goodwill. The trademark and goodwill are being amortized over 40 years (Note 5).

         Management does not expect material changes to the purchase accounting.

NOTE 4 -MERGER AND ACQUISITION INTEGRATION RELATED EXPENSES

         Acquisition integration related expenses of $3.75 million in 1997 represent the following expenses incurred in connection with the integration of Bolle France and creation of Bolle Inc.: (i) a reserve for the return of product from the Company's owned and non-owned distributors in conjunction with the redefining and streamlining of Bolle Inc.'s new product line, and
(ii) the legal, production and marketing expenses related to the set up of a new logo for Bolle(R) worldwide and the creation of the first worldwide catalog.

Merger related expenses in 1995 represent $3.1 million of transaction costs associated with the pooling of interests between Lumen and Bolle America discussed in Note 1.

NOTE 5 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in less than 50% owned entities and certain greater than 50% owned entities are accounted for by the equity method. Investments in less than 20% owned entities are accounted for by the cost method (Note 9). All significant intercompany transactions, profits and accounts are eliminated in consolidation.

 Cash Equivalents

         Cash equivalents include all temporary cash investments with original maturities of three months or less. The carrying value is equal to market value.

 Revenue Recognition

         The Company recognizes revenue at the time of shipment with estimates provided for returns based on historical experience.

Concentration of Credit Risk and Major Customers

         In the opinion of management, concentration of credit risk varies significantly on a country-by-country basis. With the acquisition of Bolle France, the Company now sells to customers throughout the world, with the majority of sales to customers in the United States, Europe, Australia and Canada.

         Credit is generally extended based on an evaluation of the customer's financial condition and its relationship with the Company, and collateral is generally not required. Credit risk is affected by conditions or occurrences in the local economies and relative strength of the local environment in each of the countries where the Company's customers operate. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

         For the years ended December 31, 1996 and 1995, the Company had sales to a specific customer located in the United States that represented 14% and 11% of net sales. For the year ended December 31, 1997, no single customer contributed more than 10% of the Company's net sales.

Foreign Currency Translation

         For subsidiaries which operate in a local currency environment, assets and liabilities are translated into U.S. dollars at year end exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates prevailing during the year. Translation adjustments for these subsidiaries are accumulated in a separate component of equity.

Foreign Currency Transactions

         Prior to July 1997, the Company had entered into a series of agreements with Bolle France providing a series of fixed exchange rates on the French franc/U.S. dollar exchange rate for inventory purchases from them. From time to time, the Company may also enter into foreign currency forward contracts to hedge against the effects of foreign currency fluctuations on inventory purchases and the settlement of trade accounts payable. There were no such contracts in effect subsequent to July 1, 1997. Foreign currency transaction gains and losses are recorded in other income when the underlying transactions are settled.

Inventories

         Inventories, which consist primarily of raw materials and finished goods held for resale, are stated at the lower of cost or market value. Costs include material, direct labor, and overhead. The Company determines inventory value on an average cost basis.

Warranties

         Certain sales are subject to warranty against defects in material and workmanship. The Company provides for such potential future costs at the time the sales are recorded based on historical experience.

Property and Equipment

         Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed on a straight line or accelerated basis for financial reporting purposes, and on an accelerated basis for tax purposes, over the estimated useful lives of the assets. Useful lives range from 3 to 7 years for office equipment, fixtures and molds and up to 30 years for buildings. Asset cost and accumulated depreciation amounts are removed for dispositions and retirements, with resulting gains and losses reflected in earnings.

Trademark, Goodwill and Other Intangible Assets

         Trademark represents the Bolle(Registered Trademark) brand. Goodwill represents the excess cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Other intangible assets consist principally of a non-compete agreement.

         Trademark, goodwill and other intangible assets are amortized on a straight line basis over estimated useful lives which approximate 40 years for the Bolle trademark, 40 years for goodwill and from 3-10 years for other identifiable intangibles. At each balance sheet date, the Company evaluates the realizability of trademark, goodwill and other intangible assets based upon expectations of undiscounted cash flows of each subsidiary having a significant trademark, goodwill or other intangible asset balance. Should this review indicate that trademark, goodwill or other intangible assets will not be recoverable, the Company's carrying value of the trademark, goodwill or other intangible assets will be reduced by the estimated shortfall of discounted cash flows. Based upon its most recent analysis, the Company believes that no impairment of the trademark, goodwill or other intangible assets exists.

Impairment of Long-Lived Assets

         At each balance sheet date, the Company evaluates the realizability of long-lived assets based on expectations of undiscounted cash flows. Should this review indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount of the asset to determine whether a write-down to market value is required.

Income Taxes

         Deferred income taxes are provided on the difference in basis of assets and liabilities between financial reporting and tax returns using enacted tax rates. A valuation allowance is recorded when realization of deferred tax assets is not assured.

Earnings Per Share

         Basic earnings per share is computed pursuant to SFAS No. 128 "Earnings Per Share," by dividing net earnings or loss available to common stockholders by the weighted average number of outstanding shares of common stock. Diluted earnings per share includes weighted average common stock equivalents outstanding during each year in the denominators, unless the effect is antidilutive. Common stock equivalents consist of the dilutive effect of common shares which may be issued upon exercise of stock options, warrants or conversion of debt. Bolle America was a public company from January 1, 1995 to November 2, 1995 with 4,212,729 shares outstanding at the date of acquisition by Lumen. Lumen cancelled all but 100 shares upon acquisition. Such shares remained unchanged until the capitalization of Bolle Inc. in February 1997 when 1,900 additional shares were issued. As a wholly owned subsidiary, the Company had no common stock equivalents. The historical actual shares issued are used to calculate weighted average shares outstanding during 1995 and 1996. Since the Company has no dilutive securities outstanding at December 31, 1997, basic earnings per share is equivalent to diluted earnings per share.

         In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the weighted average number of outstanding common shares is calculated based on the historical timing of the common stock transactions.

Pension and post retirement indemnity


         The Employees of Bolle America currently participate in a 401(k) Savings plan administered by Lumen. No pension, post-retirement or other benefit arrangements have been established by Bolle, Inc.

         A provision of $150 is recorded for the termination indemnity of the legal employees of Bolle France and its subsidiaries. These indemnities are due to employees who leave Bolle France or its subsidiaries at retirement age
(65) and depend upon the length of the employee's service and salary level. The obligation, which is not funded, is calculated using an actuarial method (discount rate of 6.19%, salary increase of 2.5%) and considers staff turnover and mortality statistics until retirement age. There are no other pensions, post-retirement or post-employment obligations to Bolle France as such employee benefits are provided by the French Social Security System.

Reclassifications

         Certain amounts in 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Fair Value

         At December 31, 1997, the carrying value of financial instruments such as trade receivables, accounts payable and short term debt approximated their fair values based on the short term maturities of these instruments.

New Accounting Pronouncements

         SFAS No. 129, "Disclosure of information about Capital Structure" reiterates the disclosure requirements set forth in existing pronouncements as they relate to an entity's capital structure and contains no changes in disclosure requirements other than making them applicable to all entities. Because the Company complies with the disclosure requirements of existing pronouncements, there was no impact of the adoption of SFAS No. 129 in the Company's financial statements.

         SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods presented will be required for comparative purposes. The Company has adopted SFAS No. 130 in its financial statements for the year ended December 31, 1997.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting of operating segment information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements issued to shareholders. The statement is effective for all periods beginning after December 15, 1997. The Company presently reports as one operating segment and two geographical segments, and expects to continue to do so. The Company plans to adopt SFAS No. 131 in its financial statements for the year ended December 31, 1998.

NOTE 6 -- INVENTORIES

         Inventories consist of the following at:

                                                                    DECEMBER 31,
                                                              ----------------------------
                                                                 1997           1996
                                                              -------------- -------------

                  Raw materials                               $     1,362    $
                  Work in progress                                  2,595
                  Finished goods                                    9,595         8,635
                  Reserves                                         (1,818)         (247)
                                                              -------------- -------------
                                                              $    11,734    $    8,388
                                                              ============== =============








NOTE 7 -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                                     DECEMBER 31,
                                                              ----------------------------
                                                                  1997           1996
                                                              -------------- -------------

                  Land                                        $       417      $
                  Buildings                                         2,169             5
                  Machinery and equipment                           2,197           369
                  Computer hardware and software                      847           593



                                                                     DECEMBER 31,
                                                              ----------------------------
                                                                  1997           1996
                                                              -------------- -------------
                  Furniture and fixtures                              202            98
                                                              -------------- -------------
                                                                    5,832         1,065
                  Less: accumulated depreciation                   (1,145)         (531)
                                                              -------------- -------------
                                                              $     4,687    $      534
                                                              ============== =============

         Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $705, $216 and $172, respectively.

         The minimum future rental expense for property and buildings under operating lease is as follows:

                           1998                       $146
                           1999                         73
                           2000                         73
                           2001                         73
                           2002                         73
                           Thereafter                   20
                                                     -----
                                                      $458
                                                     =====

NOTE 8 -- TRADEMARK, GOODWILL AND OTHER INTANGIBLE ASSETS

Trademark, goodwill and other intangible assets and related accumulated amortization consist of the following:

                                                                      DECEMBER 31,
                                                           ------------------------------
                                                                  1997            1996
                                                           --------------   -------------


                  Goodwill                                  $   22,979      $
                  Non compete agreement                            900             800
                  Other identifiable intangible assets              16              16
                                                           --------------   -------------
                                                                23,895             816
                  Less Accumulated amortization                   (448)           (170)
                                                           --------------   -------------
                                                            $   23,447      $      646
                                                            ==========      ==========

                  Trademark                                 $   39,523      $
                  Less: Accumulated amortization                  (494)
                                                           --------------   -------------
                                                            $   39,029      $
                                                            ==========      ==========

         The Company entered into a non-compete agreement with the former president of Bolle America for the period November 2, 1995 through December 31, 2005. The Company paid $800 at November 2, 1995, $100 in 1997 and will pay $100 per year from January 1, 1998 to 2005.



         Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $772, $170 and $82, respectively.

NOTE 9 -- EQUITY IN AFFILIATED COMPANIES

         The Company sells its products to three related party distributors, Bolle Sunglasses UK, Bolle Japan and Bolle Canada. All investments are accounted for under the equity method of accounting. The Company's equity in the net assets of these entities is approximately $75. No equity income or loss was recognized during 1997. Subsequent to year end the Company has acquired 100% of Bolle Canada and entered into a letter of intent to acquire 100% of Bolle Sunglasses U.K.

NOTE 10 --CREDIT FACILITIES

         During the years ended December 31, 1997, 1996 and 1995, the Company was party to a revolving intercompany credit arrangement with Lumen whereby interest was earned at a rate of 5% on excess cash and interest was charged at a rate of 8% on outstanding borrowings. Since the acquisition of Bolle France, the revolving intercompany credit arrangement was adjusted to allow for French Franc denominated borrowings by Bolle France at a French market rate of 5.5%. This rate will be reset annually. The debt incurred to finance the cash portion of the consideration has been pushed down to Bolle Inc. under this arrangement.

         On March 11, 1998, in connection with the Spinoff described in Note 1, the Company entered into a $28 million credit facility (the "New Agreement") with a syndicate of lenders led by NationsBank N.A. The New Agreement provides for a $10 million Term Loan denominated in French Francs, payments due quarterly over five years, and a revolving line of credit of $18 million, including a letter of credit subfacility of $5 million. The interest rate applicable to the facilities will equal the Base Rate or the Eurodollar Rate or the French Franc Libor Rate (each as defined in the New
Agreement), as the Company may from time to time elect. The Base rate will generally be equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or (ii) the Federal Funds Rate plus one-half percent (0.5%) and (b) a margin ranging form 0% to 1.0% depending on the Company's satisfaction of certain financial criteria. The Eurodollar Rate will generally be equal to the interbank offered rate, as adjusted, to give effect to reserve requirements, plus a margin ranging from 1.0% to 2.5%, depending upon the Company's satisfaction of certain financial criteria. The terms of the New Agreement require the Company to maintain certain financial ratios.

NOTE 11 -- INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company has reorganized the structure of various entities comprising Bolle France so that Bolle France will file one consolidated tax return for 1998 and subsequent thereto. Following the March 1998 Spinoff of the Company, Bolle Inc. will file its consolidated tax return separate from Lumen.

         Income(loss) before provision for income taxes consists of the following for the periods ended:


                                          DECEMBER 31,
                         --------------------------------------------
                              1997          1996           1995
                         -------------- -------------- --------------
    U.S.                   $ (4,713)       $1,627         $(423)
    Foreign                   1,157
                         -------------- -------------- --------------
                           $ (3,556)       $1,627         $(423)
                         ============== ============== ==============

         The provision for income taxes, prepared as if Bolle were a stand alone company, consists of the following for the periods ended:


                                                         DECEMBER 31,
                                          --------------------------------------------
                                              1997           1996           1995
                                          -------------- -------------- --------------
     UNITED STATES:
     Current
     Federal                              $                     $542          $616
     State and local                                              81           103
     Deferred                                   445               12          (355)
                                          -------------- -------------- --------------
                                                445              635           364
                                          -------------- -------------- --------------
     FOREIGN:
     Current                                  1,803


                                                         DECEMBER 31,
                                          --------------------------------------------
                                              1997           1996           1995
                                          -------------- -------------- --------------
     UNITED STATES:
     Current
     Deferred                                (1,149)
                                          -------------- -------------- --------------
                                                654
                                          -------------- -------------- --------------
     Total provision for income taxes     $   1,099             $635          $364
                                          ============== ============== ==============

         The Company's effective tax rates differ from the Federal statutory rate as follows:

                                                                                 DECEMBER 31,
                                                                        1997           1996           1995
                                                                       ------         ------         ------
                  Expected tax (benefit) at statutory rate            (34.0%)          34.0%         (34.0)%
                  State income taxes (benefit)                         (3.0%)           3.5%          16.1%
                  Non-deductible and merger related expenses            7.9%                         104.0%
                  Valuation allowance                                  60.0%
                  Other, net                                                           1.5%
                                                                      ------          -----           -----
                                                                       30.9%          39.0%           86.1%
                                                                      ======          =====           =====


         Significant components of deferred income taxes are as follows for the periods ended:

                                                                              DECEMBER 31,
                                                                     ---------------------------------
                                                                             1997              1996
                                                                     ---------------    --------------
                  Current deferred tax assets:
                        Net operating loss carry forward                $     828
                        Accounts receivable                                    61              $168
                        Non qualified stock options                            54                54
                        Inventories                                         1,186               129
                        Accrued expenses                                      362                83
                                                                     ---------------    --------------
                         Total gross current deferred tax assets            2,491               434

                  Non-current deferred tax assets:
                        Intangibles                                                              12
                        Accrued expenses                                      440
                        Fixed assets                                           23                 6
                                                                     ---------------    --------------
                              Total non-current deferred tax assets           463                18
                                                                     ---------------    --------------
                              Gross deferred tax asset                      2,954               452
                                Valuation allowance                        (2,132)
                                                                     ---------------    --------------
                                 Deferred tax asset                           822               452
                                                                     ---------------    --------------
                  Current deferred tax liability:
                        Other liabilities                                    (155)
                  Non current deferred tax liability:
                         Intangibles                                      (14,000)
                                                                     ---------------    --------------
                               Gross deferred tax liability               (14,155)
                                                                     ---------------    --------------
                               Net deferred tax asset (liability)     $   (13,333)             $452
                                                                     ===============    ==============

         The Company recorded gross deferred tax assets of $2,954 and $452 for the years ended December 31, 1997 and 1996, respectively. A valuation allowance has been established for the entire net tax benefit associated with substantially all carryforwards and temporary differences at December 31, 1997, for the domestic operations, as their realization was not assured. The effect on the income tax provision related to the valuation allowance was a charge of $2,132 for 1997. Net operating loss carryforwards amount to approximately $2.2 million and $0 at December 31, 1997 and 1996, respectively. The net operating loss carryforwards begin to expire in the year 2011.

NOTE 12 -- MANDATORILY REDEEMABLE PREFERRED STOCK

         In connection with the acquisition of Bolle France described in Note 3, the Company issued 64,120 shares of Bolle Series A Preferred Stock with a redemption value of $11,055. Shares of the Bolle Series A Preferred Stock will be redeemed by the Company on the third anniversary of their issuance, subject to the provisions of the New Agreement. Prior to that, the Company may redeem any shares of Bolle Series A Preferred Stock at any time. Further, in the event that the Company's EBITDA exceeds $18,400 for the fiscal year
1998 or $24,700 for the fiscal year 1999, the Company will be obligated to redeem any shares of the Bolle Series A Preferred Stock then outstanding, provided that in each case the Company remains in compliance with the financial covenants contained in any senior indebtedness in effect as of June 4, 1997 as amended after giving effect to such redemption and $2,000 is available for borrowing by the Company under the New Agreement. The carrying value of the Bolle Series A Preferred Stock approximates its fair value.

NOTE 13 -- STOCK OPTION PLANS

         Until the Spinoff, the Company participated in the Lumen stock incentive plan. Such options were exercisable into common stock of Lumen. Accordingly, Lumen disclosures for the Company employees included in the Lumen stock incentive plan are shown below. All option information has been restated to give effect to the May 3, 1996 and March 12, 1998 reverse stock splits. Following the March 1998 Spinoff, the Company adopted its own separate stock option and incentive plan similar to the Lumen plan.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans, which are described below. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair market value at the grant dates for awards to Company employees under those plans consistent with the method provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                               DECEMBER 31,
                                 --------------------------------------------
                                        1997           1996           1995
                                 -------------- -----------------------------
         Net income (loss):
         As reported                $(4,655)           $992         $(787)
         Pro forma                  $(4,884)           $706       $(1,398)
         Basic and diluted
         earnings (loss)
         per share:
         As reported             $(2,586.11)      $9,920.00        $(0.22)
         Proforma                $(2,713.33)      $7,060.00        $(0.40)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants:

                                                        1997             1996           1995
                                                        ----             ----           ----
          Dividend yield                                  0%                0%             0%
          Expected volatility                            50%               64%            64%
          Risk free rate of return                      6.5%                5%             5%
          Expected turnover                               7%                7%             7%
          Expected term                              5 years           5 years        5 years

         The weighted average fair values of all Benson Eyecare Corporation (Lumen's predecessor, "Benson") options granted during the years ended December 31, 1996 and 1995 were $10.24 and $9.60, respectively. The weighted average fair value of all Lumen options granted during 1997 and 1996 was $8.98 and $9.96, respectively.

         Lumen may grant nonqualified stock options, incentive stock options or stock appreciation rights to officers, directors, consultants and key employees of Lumen.

         As a result of a merger and asset sale on May 3, 1996, all Benson options were canceled. Option holders received consideration (including new Lumen options) for their Benson options. Accordingly, all options were issued under the Lumen Stock Compensation Plan, on or after May 3, 1996.

         A summary of the transactions for Benson options held by Company employees is as follows:

                                                     OPTION PRICE RANGE PER BENSON     NUMBER OF     EXPIRATION DATE
                                                                 SHARE               BENSON SHARES

Outstanding at 12/31/94
Granted                                                      $12.26-$18.00                126
Exercised                                                          --
Cancelled                                                    $18.00-$18.00                 (2)
                                                                                    ----------------
Outstanding at 12/31/95                                      $12.26-$18.00                124           1996 - 2000
Granted                                                                                    --
Exercised                                                          --                      --
Cancelled                                                          --                      --
Cancelled in connection with merger and asset sale           $12.26-$18.00               (124)
                                                                                    ----------------
Outstanding at 12/31/96                                                                    --
                                                                                    ================

         A summary of the transactions for Lumen options held by Company employees is as follows:

                                                           WEIGHTED AVERAGE          NUMBER OF
                                                               EXERCISE             LUMEN OPTIONS
                                                            PRICE PER LUMEN         -------------
                                                                SHARE
                                                           ----------------
                  Outstanding at 12/31/95                                                      --
                  Granted                                             9.96                     99
                  Exercised                                                                    --
                  Cancelled                                           9.96                    (15)
                                                                                    -------------
                  Outstanding at 12/31/96                             9.96                     84
                  Granted                                             8.98                    439
                  Exercised                                          10.34                     (2)
                  Forfeited                                          10.12                    (27)
                                                                                    -------------
                  Outstanding at 12/31/97                             9.08                    494
                                                                                    =============

         Options generally vest evenly over a three-or four-year period beginning one year from the date of grant and expire seven years from the date of grant. The 34 exercisable Lumen options held by Company employees at December 31, 1997 had an option price range of $6.78 -- $10.25 and a weighted average exercise price of $9.42 per Lumen share. The weighted average remaining contractual life of the 494 Lumen options held by Company employees outstanding at December 31, 1997 was approximately 6.2 years.

NOTE 14 -- RELATED PARTY TRANSACTIONS

         On March 11, 1998, in conjunction with the Spinoff, (see Note 1) the Company executed a Management Services Agreement with certain executives of Lumen pursuant to which certain executives of Lumen will provide key management services to the Company. The Management Services Agreement has an initial term of three years. The agreement thereafter automatically renews for successive one-year periods until terminated by either party upon at least ninety days written notice. During the initial term of the Management Services Agreement, the Company will pay Lumen $720 per year for such services.

         With the acquisition of Bolle France, the Company has transactions with related parties (Lumen, Bolle Sunglasses UK, Bolle Japan and Bolle Canada), for which transactions and balances have been disclosed under the captions "Trade receivables from related parties" and "Indebtedness to related parties." Such transactions are realized at conditions equivalent to those prevailing for unrelated parties.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

         The Company is subject to various litigation incidental to its business. Irrespective of any indemnification that may be received, the Company does not believe that exposure on any matter will result in a significant impact on the financial position, results of operations or cash flows of the Company.

NOTE 16 -- GEOGRAPHIC INFORMATION

         The Company operates in one principal industry segment: the design, manufacture and marketing of premium sunglasses, goggles and safety and tactical eyewear. Products are manufactured by Bolle France in Oyonnax, France and through subcontractors and sold to distributors or direct customers primarily located in the United States, Europe, Australia and Canada. The Company had no international sales until the acquisition of Bolle France in the third quarter of 1997.

         Geographic information is as follows:
                                                                         DECEMBER 31,
                                                          -------------------------------------------
                                                                1997           1996           1995
                                                          -------------  -------------  -------------
          Net sales to unaffiliated customers
           North America                                   $  19,769        $24,425        $24,829
           Europe                                              9,207
          Other                                                3,184
                                                          -------------  -------------  -------------
          Total net sales                                  $  32,160        $24,425        $24,829
                                                          =============  =============  =============
          (Transfers between geographic areas eliminated
          consolidation)
           North America                                   $   4,976
           Europe                                              2,941
                                                          -------------  -------------  -------------
          Total transfers                                  $   7,917             --             --
                                                          =============  =============  =============
          Income (loss) before income taxes
           North America                                   $     285           $921        $ 2,373
            Europe                                               133
           Other                                                  46
          Interest, merger and acquisition integration
            related expenses and other income, net            (4,020)           706         (2,796)
                                                          -------------  -------------  -------------
           Total income (loss) before income taxes         $  (3,556)       $ 1,627        $  (423)
                                                          =============  =============  =============
          Identifiable assets:
           North America                                   $  12,049        $15,624        $16,309
           Europe                                             82,648
           Corporate assets
                                                          -------------  -------------  -------------
          Total identifiable assets                       $   94,697        $15,624        $16,309
                                                          =============  =============  =============


         Net sales to unaffiliated customers are classified based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Income (loss) before income taxes consists of total net sales less operating expenses and does not include merger and acquisition integration related expenses, interest and other income, net. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which if not resolved to such accountants' satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table sets forth the names, ages and positions of the executive officers and members of, and nominee for election to, the Company's board of directors. Their respective backgrounds are described following the table.

NAME                               AGE   POSITION
----                               ---   --------
Martin E. Franklin(1)(2)            33   Chairman of the Board of Directors
Gary A. Kiedaisch(1)                51   President, Chief Executive Officer and Director
Ian G. H. Ashken(1)(2)              37   Executive Vice President of Finance and Administration, Chief
                                         Financial Officer, Assistant Secretary and Director
Nora A. Bailey(3)(4)                56   Director
Franck Bolle(1)                     41   Director
Patricia Bolle Passaquay(1)         40   Director
David L. Moore(2)(3)(4)             40   Director
David S. Moross(3)(4)               38   Director

-------------------------------------------------------------------------------------------------------

(1)       Member of Executive Committee
(2)       Member of Nominating Committee
(3)       Member of Audit Committee
(4)       Member of Compensation Committee

         Directors of the Company are elected annually at the annual meeting of stockholders. The next annual meeting of stockholders is tentatively scheduled for May 1998. All of the officers identified above serve at the discretion of the Board of Directors of the Company. Other than Franck Bolle and Patricia Bolle Passaquay, who are cousins, there are no family relationships between any persons identified above.

         The following are brief biographies of persons identified above.

         Martin E. Franklin was elected Chairman of the Board of Directors of the Company in February 1997. Mr. Franklin was elected Chairman of the Board and Chief Executive Officer of Lumen in December 1995 and served as its Chief Executive Officer from 1995 until March 1998. Mr. Franklin was Chairman of the Board and Chief Executive officer of BEC's predecessor, Benson Eyecare Corporation ("Benson") from October 1992 to May 1996 and President from November 1993 to May 1996. Mr. Franklin has been the Chairman and Chief Executive Officer of Pembridge Holdings, Inc. since 1990. From 1988 to 1990, Mr. Franklin was Managing Director of Pembridge Associates, Inc. Both Pembridge Associates, Inc. and Pembridge Holdings, Inc. specialized in merchant banking and related services. Mr. Franklin has been Chairman and Chief Executive Officer of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P., since October 1996. Mr. Franklin is non-executive Chairman and a director of Eyecare Products plc and also serves on the boards of Lumen Technologies, Inc., Specialty Catalog Corp. and certain private companies. Mr. Franklin received his B.A. in Political Science from the University of Pennsylvania.

         Gary A. Kiedaisch was appointed President, Chief Executive Officer and a member of the Board of Directors of the Company and was appointed to its Board of Directors in July 1997. From 1989 until his appointment as the Chief Executive Officer of the Company, Mr. Kiedaisch had been President and Chief Executive Officer of the Mt. Mansfield Company d/b/a Stowe Mountain Resort, a wholly owned subsidiary of multi-national insurance and financial services conglomerate American International Group. Prior to his tenure in Stowe, he held executive positions with several high visibility companies in the winter sports industry including AMF Head Ski Worldwide, Raichle Monitor USA,
Blizzard North America and Hart Ski Manufacturing Company, where he had responsibility for worldwide marketing, coordinating and consolidating distributor networks and unifying worldwide brand identification.

         Ian G.H. Ashken, A.C.A. was elected Executive Vice President, Chief Financial Officer, Assistant Secretary and a Director of the Company in February 1997. Mr. Ashken was elected Executive Vice President, Chief Financial Officer, Assistant Secretary and a Director of BEC in December 1995. Mr. Ashken was Chief Financial Officer of Benson and a director of Benson from October 1992 to May 1996. Mr. Ashken also served as Benson's Executive Vice President from October 1994 to May 1996; Secretary from October 1992 to December 1993; and, Assistant Secretary from December 1993 to May 1996. Mr. Ashken has been the Executive Vice President and a director of Pembridge Holdings, Inc. since 1990. Since October 1996, Mr. Ashken has been Vice Chairman of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P. Mr. Ashken is a director of Eyecare Products plc. and Lumen Technologies, Inc. Mr. Ashken received his B.A. (Hons) in Economics and Accounting from the University of Newcastle in England.

         Franck Bolle has been a member of the Board of Directors of the Company since July 1997. Mr. Bolle was appointed President and Director of International Operations of Bolle France in July 1997. Mr. Bolle has been a member of the executive management of Bolle France since 1984 and as such has shared responsibility with Ms. Passaquay for the day-to-day operations of Bolle France. Prior to joining Bolle France, Mr. Bolle served as Sales Manager of a home improvement supplies manufacturer. Mr. Bolle holds a degree in business administration with a concentration in marketing from Ecole Libre des Sciences Commerciales Appliquees of Paris, France.

         Patricia Bolle Passaquay has been a member of the Board of Directors of the Company and Director of Export Sales since July 1997. Ms. Passaquay has been a member of the executive management of Bolle France since 1981 and as such has shared responsibility with Mr. Franck Bolle for the day-to-day operations of Bolle France. Ms. Passaquay holds a degree in business administration with a concentration in marketing from Ecole Libre des Sciences Commerciales Appliquees of Paris, France.

         David L. Moore became a member of the Bolle Board in March 1998. Mr. Moore has been President and Chief Executive Officer of Century 21 Home Improvements, and for more than fifteen years has been President and Chief Executive Officer of Garden State Brickface, Inc., a leading New York metropolitan area residential and commercial remodeling firm. Mr. Moore received his B.A. in Economics from Amherst College and his M.B.A. from Harvard University. Mr. Moore also is a director of Lumen Technoloties, Inc.

         Nora A. Bailey, Esq. became a member of the Company's Board of Directors in March 1996. Ms. Bailey is a federal income tax attorney with a specialty in mergers and acquisitions and has many multinational clients. Ms. Bailey and her firm from time to time have been engaged to provide legal advice to the Company. Until 1993, she was a partner in Ivins, Phillips & Barker in Washington D.C., which she joined in 1972. Ms. Bailey received her J.D. from the University of Michigan Law School.. Ms. Bailey also is a director of Lumen Technologies, Inc.

         David S. Moross became a member of the Company's Board in March 1998. Mr. Moross is presently active in the executive management of Whitehall Financial Group, a holding company that invests throughout the world, and is a member of its Board of Directors. Mr. Moross has also served as a consultant and investment strategist to International Management Group. He serves on the Board of American Phoenix Group of New York and served as President and Chief Executive Officer of Kalvin-Miller International, Inc., a national insurance broker. Mr. Moross received his B.A. in economics from the University of Texas at Austin.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, (the "Exchange Act"" requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the stock exchange upon which the Company's stock is listed, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required to SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company's securities did not trade publicly until March 12, 1998; consequently, no persons described above were subject to Section 16(a) reporting requirements, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.


ITEM 11. EXECUTIVE COMPENSATION

   For all of 1997, the executive officers of the Company, other than Gary A. Kiedaisch, its Chief Executive Officer, were officers of Lumen, and the compensation of such executive officers was paid by Lumen. Although such compensation was in part for services rendered to the Company, the full amounts thereof are provided below because, prior to the Spinoff, the Company was a subsidiary of Lumen and no apportionment between Lumen and the Company was made on an ongoing basis.

SUMMARY OF COMPENSATION

   The following Summary Compensation Table sets forth information concerning compensation earned by the Company's Chief Executive Officer and its other executive officers in the fiscal year ended December 31, 1997.

                          SUMMARY COMPENSATION TABLE

                                                             LONG-TERM
                                                            COMPENSATION
                                                          --------------
                                 ANNUAL COMPENSATION(1)        AWARDS
                              ------------------------------------------
                                                             NUMBER OF
                                                             SECURITIES
                                                             UNDERLYING
                                       SALARY     BONUS       OPTION/        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      ($)       ($)        SARS(3)      COMPENSATION
----------------------------  ------ ---------  --------- --------------   ------------
Gary A. Kiedaisch
 Chief Executive Officer  ...  1997    103,846    37,500      166,667              0
Martin E. Franklin(2)
 Executive Chairman .........  1997    257,500   300,000      183,333         34,541(4)
Ian G. H. Ashken(2)
 Executive Vice President of
  Finance and
 Administration,
  Chief Financial Officer
  and  Assistant Secretary ..  1997    206,000   168,750       33,333         27,546(4)

------------
(1) The compensation of the Company's executive officers was paid entirely by Lumen in 1997.
(2) This information reflects the aggregate compensation paid by Lumen for the services of Messrs. Franklin and Ashken as officers of both Lumen and the Company. The part of this compensation relating to services provided to the Company cannot be determined separately.
(3) All awards reflected in this column represent Bolle options currently held by the Company's executive officers which were received, pursuant to the Spinoff, in exchange for Lumen options granted in 1997.
(4) Includes (i) $5 million and $3 million "split dollar" life insurance policies maintained by the Company for Messrs. Franklin and Ashken, respectively, for which Messrs. Franklin and Ashken reported $28,877 and $21,882, respectively, as income in 1997 and (ii) employer matching contributions under Lumen's 401(k) savings plan of $5,664 for each of Messrs. Franklin and Ashken in 1997.
(5) The salary and bonus of each of Messrs. Franklin and Asken are reflected as a $719,000 selling, general and administrative charge in
       the Company's 1997 financial statements. See page F-   .

OPTION GRANTS IN 1997

   The following table sets forth information regarding Bolle options currently held by the Company's executive officers which were received, pursuant to the Spinoff, in exchange for Lumen options granted in 1997. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted to the end of the option terms.

                         OPTION GRANTS IN FISCAL 1997

                            INDIVIDUAL GRANTS
                     --------------------------------                                POTENTIAL REALIZABLE VALUE
                                                                                                 AT
                                                                                       ASSUMED ANNUAL RATES OF
                       NUMBER OF                                                      STOCK PRICE APPRECIATION
                      SECURITIES    PERCENT OF TOTAL                                             FOR
                      UNDERLYING   OPTIONS GRANTED TO   EXERCISE                         OPTION TERM (2)(3)
                        OPTIONS       EMPLOYEES IN       PRICE        EXPIRATION     --------------------------
NAME                  GRANTED (1)     FISCAL 1997      PER SHARE         DATE             5%             10%
----                  -----------     -----------      ---------         ----             --             ---
Gary A. Kiedaisch  .    166,667            19%           $0.76      July 7, 2004(4)   $  865,088    $2,016,024
Martin E. Franklin      183,333            21%            0.57     March 25, 2007(5)  $1,322,290    $1,831,261
Ian G.H. Ashken  ...     33,333             4%            0.57      May 3, 2007(5)    $  240,416    $  332,957

------------
(1)    The options shown in the table were granted at fair market value.
(2) The assumed annual compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future stock prices.
(3) Since there was no public market, and therefore no market price, for the Company's Common Stock on December 31, 1997, and since the Company's executive officers were granted only Lumen options in 1997, the information provided in this column is based on the 500,000, 550,000 and 100,000 Lumen options granted to Messrs. Kiedaisch, Franklin and Ashken, respectively, in 1997, each with an exercise price of $4.25 per share.
(4) 125,000 of Mr. Kiedaisch's options will vest on each of July 7, 1998, 1999, 2000, and 2001.
(5) These options will vest on the earlier of (a) the date on which the Company's common stock has traded at an average closing bid price equal to $8 per share for a twenty (20) consecutive trading day period or (b) March 25, 2005.

BEC OPTIONS EXERCISED IN LAST FISCAL YEAR; FISCAL YEAR ENDED OPTION VALUES

   The following table summarizes certain information regarding certain year end option values of Bolle options currently held by the Company's executive officers which were received pursuant to the Spinoff, in exchange for Lumen options granted in 1997.

                        NUMBER OF
                       UNEXERCISED        VALUE OF UNEXERCISED
                         OPTIONS     IN-THE-MONEY OPTIONS AT F-Y END
                      AT FY-END (1)              ($)(1)
                     -------------- -------------------------------
                      EXERCISABLE/            EXERCISABLE/
NAME                  UNEXERCISABLE           UNEXERCISABLE
----                 -------------- -------------------------------
Gary A. Kiedaisch  .    0/166,667             0/843,750(2)
Martin E. Franklin   45,833/320,833      1,131,656/1,352,844(3)
Ian G. H. Ashken  ..  31,250/93,750        124,453/356,484(4)

------------
(1) Since there was no public market, and therefore no market price, for the Company's Common Stock on December 31, 1997, and since the Company's executive officers held only Lumen options as of that date, the information provided in this column is based on information regarding such Lumen options and on the December 31, 1997 closing price of Lumen common stock of $5.937 per share.

(2) Based on a total of 0 exercisable and 500,000 unexercisable Lumen options held by Mr. Kiedaisch on December 31, 1997 with an exercise price of $4.25 per share.
(3) Based on a total of 137,500 exercisable and 962,500 unexercisable Lumen options held by Mr. Franklin on December 31, 1997 with an average exercise price of $4.98 and $4.56 per share for exercisable and unexercisable options, respectively.
(4) Based on a total of 93,750 exercisable and 281,250 unexercisable Lumen options held by Mr. Ashken on December 31, 1997 with an average exercise price of $4.61 and $4.67 per share for exercisable and unexercisable options, respectively.

DIRECTORS' COMPENSATION

   Members of the Company's Board of Directors other than those who are employees of the Company and the Chairman of the Board, will receive for 1998 an annual fee of $15,000 for their services as directors and as members of any committees of the Company's Board of Directors on which they serve. Thereafter, members of the Company's Board of Directors other than those who are employees of the Company and the Chairman of the Board, will receive an annual retainer fee in an amount to be determined. Non-employee directors also receive automatic stock option grants under the Company's 1998 Stock Incentive Plan. See "--Bolle 1998 Stock Incentive Plan" below. Mr. Kiedaisch is compensated pursuant to an employment agreement with the Company. See "--Employment Agreement" below.

EMPLOYMENT AGREEMENT

   Mr. Kiedaisch is employed full time pursuant to an employment agreement with the Company for a term ending on August 4, 2000, unless earlier terminated by either party. At that time, the agreement will automatically extend for additional one year terms unless either party gives six months written notice prior to the end of the initial term or 90 days written notice prior to the end of any renewal term. Mr. Kiedaisch's employment agreement provides for annual base compensation of $250,000 and entitles Mr. Kiedaisch to a bonus for the year 1997 and each full year thereafter which varies based on the Company's annual earnings reaching certain milestones. Mr. Kiedaisch also received a grant of Lumen options which were exchanged upon the completion of the Spinoff for 166,667 options to purchase shares of Common Stock. Pursuant to a separate Memorandum of Understanding, Mr. Kiedaisch will be entitled to a cash payment from the Company if the value of the nominal gains on the options (the "Nominal Gain") at the close of business on July 6, 2001 falls below certain levels as follows: if Mr. Kiedaisch is still employed on July 6, 2001 or his employment has been terminated prior to that date without cause, and the Nominal Gain is less than $500,000, the Company shall pay to Mr. Kiedaisch the difference between $500,000 and the Nominal Gain. If Mr. Kiedaisch's employment has been terminated prior to July 6, 2001 other than without cause, and the Nominal Gain is less than $338,000, the Company shall pay to Mr. Kiedaisch the difference between $338,000 and the Nominal Gain. The employment agreement restricts Mr. Kiedaisch from competing against the Company and its affiliates in the United States or any other territory where the Company does business or in which the Company's products are marketed for a period of one year following the expiration of the employment agreement and further contains certain anti-solicitation and confidentiality provisions. The Company may terminate the employment agreement without compensation in the event Mr. Kiedaisch commits a material breach not cured after receiving notice thereof, is grossly or willfully negligent or commits fraud or a misappropriation. The Company may terminate the employment agreement without cause upon paying Mr. Kiedaisch a severance indemnity equal to one year's base compensation or all remaining base compensation due thereunder for the remainder of the term, whichever is greater, plus the pro rata portion of his bonus for the then current year. In the event of any termination without cause, all options granted to Mr. Kiedaisch which are not then vested will vest automatically.

         Mr. Bolle and Ms. Bolle Passaquay have entered into employment agreements with Bolle France. See "Certain Relationships and Related Transactions."

BOLLE 1998 STOCK INCENTIVE PLAN

         In January 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "Plan"), under which 2,500,000 shares of Bolle Common Stock are reserved for issuance pursuant to the grant of stock based awards under the Plan. Pursuant to the Plan, employees, directors and consultants of the Company and its subsidiaries and affiliates (other than employees subject to a collective bargaining agreement) are eligible to be selected by the Compensation Committee as participants to receive discretionary awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock awards, performance share unit awards and phantom stock unit awards, and awards consisting of combination of such incentives of stock options as set forth below.

         The Plan is administered by the full Board of Directors of the Company or a committee thereof, including the Compensation Committee (the entity administering the Plan, hereafter referred to as the "Committee"). The Committee, in its sole discretion, will determine which eligible employees and consultants of the Company and its subsidiaries may participate in the Plan and the type, extent and terms of the equity-based awards to be granted to them. Members of the Committee who are non-employee Directors will receive automatic non-discretionary annual grants of stock options pursuant to the Plan.

         Each non-employee Director has been granted an option to purchase 3,333 shares of Bolle Common Stock in connection with the Spinoff. On the date that a person first becomes a non-employee Director, he or she will automatically be granted an option to purchase 3,333 shares of Bolle Common Stock. Thereafter, beginning in 1999, on the date of each annual meeting of stockholders of the Company, each non-employee Director will automatically be granted an option to purchase 1,000 shares of Bolle Common Stock. All such automatic grants to non-employee Directors are hereafter called "Director Options." Each Director Option has an exercise price per share equal to the fair market value of one share of Bolle Common Stock on the date of grant and vests and becomes Exercisable over a four year period beginning on the first anniversary of the date of grant at the rate of 25% of each Director Option on each of the four years immediately following the date of grant. All Director Options will be NQSO's (as defined below).

         Stock options granted by the Committee under the Plan may be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or "non qualified stock options" ("NQSO's"). The exercise price of the options will be determined by the Committee when the options are granted, subject to a minimum price of the fair market value of the Bolle Common Stock on the date of grant in the case of ISOs and the par value in the case of NQSOs. The option exercise price for all options granted under the Plan may be paid in cash or in shares of Bolle Common Stock having a fair market value on the date of exercise equal to the exercise price or, in the discretion of the Committee, by delivery to the Company of (i) other property having a fair market value on the date of exercise equal to the option exercise price, or
(ii) a copy of irrevocable instructions to a stockbroker to deliver promptly to the Company an amount of sale or loan proceeds sufficient to pay the exercise price.

         A SAR may be granted by the Committee as a supplement to a related stock option or may be granted independent of any option. SARs granted in connection with an option will become exercisable and lapse according to the same vesting schedule and lapse rules that are established for the corresponding option. SARs granted independent of any option will vest and lapse according to the terms and conditions set by the Committee. A SAR will entitle its holder to be paid an amount equal to the excess of the fair market value of the Bolle Common Stock subject to the SAR on the date of exercise over the exercise price of the related stock options, in the case of a SAR granted in connection with an option, or the fair market value of Bolle Common Stock on the date of grant in the case of a SAR granted independent of an option.

         Shares of Bolle Common Stock covered by a restricted stock award may, in the discretion of the Committee, be issued to the recipient at the time the award is granted or may be deposited with an escrow agent until the end of the restricted period set by the Committee. During the restricted period, restricted stock will be subject to transfer restrictions and forfeiture in the event of termination of employment with the Company or a subsidiary and other restrictions and conditions established by the Committee at the time the award is granted.

         A phantom stock unit award will provide for the future payment of cash or the issuance of shares Bolle Common Stock to the recipient if continued employment or other conditions established by the Committee at the time of grant are attained.

         A performance share unit award will provide for the future payment of cash or the issuance of shares of the Bolle Common Stock to the recipient upon the attainment of certain corporate performance goals established by the Committee over performance award periods. At the end of each performance award period, the Committee decides the extent to which the corporate performance goals have been attained and the amount of cash or Bolle Common Stock to be distributed to the participant.

OTHER

         The Company does not maintain a pension plan or other actuarial retirement plan for its named executive officers. The Company does not maintain any long term incentive plans. The Company's named executive officers are eligible to participate in benefit plans maintained by the Company which are generally available to the Company's employees, including a 401(k) savings plan and the health and life insurance programs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information with regard to the beneficial ownership of the Common Stock as of March 31, 1998 and as adjusted to reflect the sale of the shares of Common Stock offered hereby, by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director and executive officer and (iii) all directors and officers of the Company as a group.

                                                    AMOUNT AND NATURE OF                PERCENTAGE OF CLASS OWNED
   NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)            BEFORE OFFERING/AFTER OFFERING
-----------------------------------------  ----------------------------------------------------------------------------
                                                           SERIES A     SERIES B                 SERIES A    SERIES B
                                               COMMON      PREFERRED   PREFERRED     COMMON     PREFERRED    PREFERRED
                                               STOCK         STOCK       STOCK        STOCK       STOCK        STOCK
                                           ------------- -----------  ----------- -----------  ----------- -----------
Martin E. Franklin                           702,704(2)          0           0      10.2/7.1%       0/0%        0/0%
  555 Theodore Fremd Avenue
  Suite B-302
  Rye, New York 10580
Gary A. Kiedaisch                                    0           0           0           0/0        0/0         0/0
Ian G.H. Ashken                                147,917 (3)       0           0      2.2/1.5         0/0         0/0
Nora A. Bailey                                  10,833           0           0         */*          0/0         0/0
Franck Bolle                                    55,706      12,614       1,975         */*        20/20        20/0
Patricia Bolle Passaquay                        55,706      12,614       1,975         */*        20/20        20/0
David L. Moore                                   5,116           0           0         */*          0/0         0/0
David S. Moross                                      0           0           0           0/0        0/0         0/0
All Executive Officers and Directors as a      977,982      25,228       3,950      14.0/9.9      40/40        40/0
 group (7 persons)
Millbrook Partners, L.P.                       885,066(4)      N/A         N/A      13.3/9.0        N/A         N/A
  2102 Sawgrass Village Drive
  Ponte Vedra Beach, Florida 32082
Marvin Schwartz(5)                             463,157         N/A         N/A       7.0/4.7        N/A         N/A
  605 Third Avenue
  New York, New York 10158
Palisade Capital(6)                            408,771         N/A         N/A       6.2/4.1        N/A         N/A
  One Bridge Plaza
  Suite 695
  Fort Lee, New Jersey 07024


------------
 *     Less than 1%.
(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within sixty (60) days upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percent beneficially owned by such individual and for the executive officers and directors as a group.
(2) Excludes 5,127 shares of Common Stock held in trust for Mr. Franklin's minor children.
(3) Excludes 833 shares of Common Stock held in trust for Mr. Ashken's minor children, as to which shares Mr. Ashken disclaims beneficial ownership.
(4) Based on a Schedule 13D filing dated March 31, 1997, reporting beneficial ownership of the Lumen shares on which these shares were distributed pursuant to the Spinoff, 859,066 of these shares, or 8.7% of the Common Stock outstanding after the Offering, are beneficially held by Millbrook Partners, L.P. ("Millbrook"), and the remaining 26,000 shares are beneficially held by Millbrook's general partner, Mark M. Mathes.
(5) In a Schedule 13D filing dated March 26, 1998, Marvin Schwartz, acting in his personal capacity and not as a principal of Neuberger & Berman, reported beneficial ownership of such shares.
(6) Based on a pre-Spinoff Schedule 13G, dated February 1, 1997, in which Palisade Capital reported beneficial ownership of the Lumen shares on which these shares were distributed pursuant to the Spinoff.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnification agreements with each of its directors, officers and certain executives, pursuant to which the Company has agreed to indemnify each indemnitee to the fullest extent authorized by law against any and all damages, judgments, settlements and fines ("losses") in connection with any action, suit, arbitration or proceeding or any inquiry or investigation, whether brought by or in the right of the Company or otherwise, whether civil, criminal, administrative, investigative or other, or any appeal therefrom, by reason of an indemnitee's serving as a director of the Company. An indemnitee is not entitled to indemnification for any losses that are (i) based or attributable to the indemnitee gaining in fact any personal profit or advantage to which the indemnitee is not entitled, (ii) for the return by the indemnitee of any remuneration paid to the indemnitee without the previous approval of the Stockholders of the Company which is illegal, (iii) for violations of Section 16 of the Securities Exchange Act of 1934 or similar provisions of state law, (iv) based upon knowingly fraudulent, dishonest or willful misconduct and (v) not permitted to be covered by applicable law. The agreements provide that the indemnification under the agreement is not exclusive of any other rights the indemnitee may have under the Company's Restated Certificate of Incorporation, Restated By-laws, applicable Delaware corporate statutes or any agreement or vote of stockholders.

MANAGEMENT SERVICES AGREEMENT

         The Company has a Management Services Agreement with BEC, pursuant to which certain executives of Lumen will provide certain management services to the Company, including services relating to overall management and strategic planning and direction, banking negotiations, treasury functions, investor relations, securities regulatory compliance, employee and general business insurance programs and asset acquisitions and sales. Pursuant to the Management Services Agreement, Lumen will also make available to the Company the services of Mr. Martin E. Franklin and Mr. Ian G. H. Ashken. As compensation for its services, Lumen will be entitled to receive a monthly fee of $60,000 and reimbursement for its identifiable reasonable out-of-pocket expenses incurred in connection with the performance of services under the Management Services Agreement. The Management Services Agreement, has an initial term of three years, and will automatically renew for successive one-year periods until terminated by either party upon 90 days written notice.

CONTRIBUTION AGREEMENT AND INDEMNIFICATION AGREEMENT

         BEC has assigned to the Company all of BEC's assets other than those related to BEC's ORC Business (as defined in a Bill of Assignment and Assignment Agreement dated as of March 11, 1998, between BEC and the Company) and certain other specified assets retained by BEC, and the Company has assumed all of BEC's liabilities prior to the Spinoff other than those related to the ORC Business. In addition, the Company will be required to indemnify BEC against all of BEC's liabilities prior to the Spinoff other than substantially all liabilities related to the ORC Business.

RELATIONSHIPS WITH DIRECTORS

         Employment Agreements. Each of Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, both directors of the Company, is employed full-time by Bolle France, as Director of International Operations and Director of Export Sales, respectively, pursuant to employment agreements that are unlimited in duration. Under each agreement, the Company is committed to pay basic annual gross base remuneration in the French Francs equivalent of approximately $280,000, to be increased by a minimum of 3% annually after the first year. In addition, each of Mr. Franck Bolle and Ms. Patricia Bolle Passaquay is entitled to bonuses for the years 1997, 1998 and 1999 of 25% to 50% of his or her annual salary if Bolle France meets or exceeds its annual budgetary objectives. If Bolle France terminates either agreement before July 9, 2000 for any reason other than gross or willful misconduct, the employee will be entitled to compensation equal to the salary that he would have received from the date of termination to July 9, 2000. Each agreement provides that if the employee terminates his or her employment, he or she will be restricted from competing against Bolle France for a period of up to three years following such termination and will be entitled to an additional monthly compensation equal to eight to ten percent of his or her last monthly salary during such period. Mr. Kiedaisch, the Chief Executive Officer and a director of the Company, is employed full time pursuant to an employment agreement with the Company. See "Executive Employment Agreement."

         Ms. Nora Bailey, a member of the Company's Board of Directors since March 1998, is an attorney specializing in federal tax law. In her professional capacity she has rendered legal advice and related services to both the Company and its predecessor, Benson. Ms. Bailey has rendered such services both prior to and subsequent to her appointment to the Company's Board of Directors, and it is anticipated that she from time to time in the future will be engaged to provide similar legal services to the Company. All fees paid to Ms. Bailey in connection with such services have been agreed in arms' length negotiations and are in accordance with Ms. Bailey's usual and customary billing practices. Fees paid to Ms. Bailey by the Company in connection with such services are not paid in consideration of her services as a director.

BOLLE PREFERRED STOCK AND WARRANTS.

         Each of Mr. Franck Bolle and Ms. Patricia Bolle Passaquay holds 12,614 shares of Bolle Series A Preferred Stock, 1,975 shares of Bolle
Series B Preferred Stock, and Bolle Warrants for the purchase of up to 132,771 shares of Bolle Common Stock. Mr. Bolle and Ms. Bolle Passaquay may not sell their Bolle Series B Preferred Stock without the prior written consent of at least 90% of the then outstanding shares of the Bolle Series B Preferred Stock until the Company has redeemed all the shares of the Bolle Series B Preferred Stock or the Subordinated Debt (as defined below).

CERTAIN TRANSACTIONS

         On July 10, 1997, BEC acquired and contributed to the Company all of the issued and outstanding share capital of Bolle France, pursuant to the terms of a Share Purchase Agreement. Pursuant to the terms of the Share Purchase Agreement, Bolle acquired from the Sellings shareholders (the "Sellers") all of the issued and outstanding share capital of Bolle France, Bolle Diffusion Sarl and the related land, in exchange for approximately $54,700,000 consisting of the following not including transaction expenses of approximately $3,600,000: (a) $31,000,000 in cash (the "Cash Consideration");
(b) Warrants to the Sellers to purchase an aggregate of up to 2,130,000 shares of BEC common stock at an exercise price of $3.10 per share, subject to certain adjustments; (c) Ten Thousand (10,000) shares of BEC Series A Preferred Stock having an aggregate liquidation preference of approximately $9,300,000 issued pursuant to the terms of the Certificate of Designations of BEC Series A Preferred Stock; (d) One Hundred (100) shares of Bolle Common Stock valued at approximately $3,300,000, being the minimum value of the Bolle Common Stock to be issued to the Sellers pursuant to the Share Purchase Agreement; and (e) Sixty-Four Thousand One Hundred Twenty (64,120) shares of Bolle Series A Preferred Stock having an aggregate liquidation preference of approximately $11,100,000 issued pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock of the Company. The Sellers included Mr. Franck Bolle and Ms. Patricia Bolle Passaquay. On July 10, 1997, BEC borrowed approximately $32,000,000, for the purpose of paying the Cash Consideration and certain transaction expenses in connection with the purchase of Bolle France, pursuant to the terms of the Credit Agreement (as defined below).

         The Share Purchase Agreement provides that none of the Sellers may dispose of their shares of Bolle common stock until July 9, 2000. If, on that date, the closing market price of the total number of shares then held by the Sellers is less than $3,301,500 (the "Minimum Value"), the Company shall pay on such date in cash or freely tradable stock the difference between the actual value of the shares and the Minimum Value. In addition, pursuant to letters dated July 9, 1997 and December 4, 1997 from Martin Franklin to the Sellers, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, Mr. Franklin will refrain from selling any shares of Bolle Common Stock which he received pursuant to the Spinoff for so long as the Bolle Series B Preferred Stock shall not have been redeemed in full by the Company. In connection with the Spinoff, the Sellers, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, were issued pursuant to a stock split in the form of a stock dividend an aggregate of 278,430 additional shares of Bolle common stock. Furhtermore, in connection with the Spinoff, the Sellers received Bolle Series B Preferred Stock in exchange for their BEC Series A Preferred Stock and Bolle warrants in exchange for their BEC warrants. All of the shares of Bolle common stock received by the Sellers, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, pursuant to the Stock Purchase Agreement and this dividend will bear the rights and obligations described above.

         Under the Share Purchase Agreement, each of the Sellers on the one hand, and the Company and BEC on the other hand, are liable to fully reimburse and indemnify the other for any expense, damage, loss or liability arising from any breach of the terms of the Share Purchase Agreement by the indemnifying party, subject to certain minimum claim amounts which must be met for the indemnification provisions to take effect. In connection with the Spinoff, the Company agreed to assume all obligations and liabilities of BEC to each Seller, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, incurred by BEC in connection with the purchase of Bolle France and BEC was released from all such obligations and liabilities. As a result, the Company became solely responsible for BEC's indemnification obligations for breach of its representations and warranties made to the Sellers, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, in the Share Purchase Agreement.

         During the years ended December 31, 1997, 1996 and 1995, Bolle America was party to a revolving intercompany credit arrangement with BEC whereby interest on outstanding balances was charged to Bolle America at a rate of 8% per annum. Conversely, interest on cash sent to BEC was earned at a rate of 5% per annum. In addition, in July 1997, BEC entered into a $40,000,000 intercompany revolving credit agreement with the Company, for a term of up to three years, pursuant to which the Company will pay interest to BEC at a rate of 5.5% per annum. In conjunction with the Spinoff, the Company entered into a separate credit facility with substantially the same terms as the existing BEC credit facility and there are no intercompany credit arrangements between BEC and the Company.

CONSULTING AND NON-COMPETE AGREEMENT

         The Company has assumed BEC's duties and obligations pursuant to a consulting and non-compete agreement entered into with Steve N. Haber, the former Chairman of the Board, Chief Executive Officer and President of Bolle America in November 1995. The following description refers to the parties' respective duties giving effect to the assignment of the consulting agreement to the Company. Pursuant to the agreement, as of January 1, 1997, Mr. Haber became a consultant to the Company for annual compensation of $155,000 plus health and life insurance benefits for a period ending on December 31, 2000, extendible for an additional five years by mutual agreement of the parties. In addition to employment as a consultant, Mr. Haber agreed, commencing on the effective date of the consulting agreement and continuing through December 31, 2005, not to compete against the Company in the eyewear or optical, opthalmic or optometric businesses in any geographic area in which the Company does business. As compensation for this noncompete agreement, Mr. Haber received an initial payment of $800,000 and will receive a payment of $100,000 per year commencing January 1, 1997 through December 31, 2005. Mr. Haber furthermore agreed not to disclose any of the Company's confidential information.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.       FINANCIAL STATEMENTS:

                  CONSOLIDATED FINANCIAL STATEMENTS:                                                        PAGE:
                                                                                                            -----
                  Reports of Independent Accounts................................................             16

                  Consolidated Balance Sheets at December 31, 1997 and 1996......................             17

                  Consolidated Statements of Operations for the three years
                     ended December 31, 1997, 1996 and 1995......................................             18

                  Consolidated Statements of Stockholders' Equity for the three years
                     ended December 31, 1997, 1996 and 1995......................................             20

                  Consolidated Statements of Cash Flows for the three years ended
                     December 31, 1997, 1996 and 1995............................................             21

                  Notes to Consolidated Financial Statements.....................................             23

         2.       FINANCIAL STATEMENT SCHEDULES:

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       EXHIBITS:

                  The following exhibits are filed herewith:


    3.1    Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 1 to the
           Company's Registration Statement on Form 8-A, Commission File No. 000-23899.
    3.2    Certificate of Designations of the Series B Preferred Stock. Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A, Commission
           File No. 000-23899.
    3.3    Amended and Restated Bylaws Incorporated by reference to Exhibit 3 to the Company's Registration
           Statement on Form 8-A, Commission File No. 000-23899.
    3.4    Amendment to Bylaws dated March 11, 1998.
    4.1    Specimen of Stock Certificate. Incorporated by reference to Exhibit 4 to the Company's Registration
           Statement on Form 8-A, Commission File No. 000-23899.
    4.2    Amended and Restated Share Purchase Agreement dated July 9, 1997 among BEC Group, Inc.
           ("BEC")(renamed Lumen Technologies, Inc. on March 11, 1998) and Bolle Inc. (the "Company"), on the
           one hand, and each of Robert Bolle, Maurice Bolle, Franck Bolle, Brigitte Bolle, Patricia Bolle
           Passaquay and Christelle Roche (collectively, the "Sellers"). Incorporated by reference to Exhibit
           10.1 of BEC's Current Report on Form 8-K, dated July 10, 1997 (Commission File No. 1-14360).
    4.3    Letter Agreement dated July 9, 1997 by and among Martin E. Franklin and each of the Sellers.
           Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
           (Registration No. 333-40279).
    4.4    Letter Agreement dated December 15, 1997 by and among Martin E. Franklin and each of the Sellers.
           Incorporated by reference to Exhibit 6 to the Company's Registration Statement on Form 8-A,
           Commission File No. 000-23899.
    4.5    Letter from the Company to the Sellers regarding the Series A Preferred Stock
    4.6    Warrant Agreement among the Company and each of the Sellers
    4.7    1998 Stock Incentive Plan
   10.1    Employment Agreement and Memorandum of Understanding dated July 7, 1997 between the Company and Gary
           Kiedaisch. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
           S-1 (Registration No. 333-40279).
   10.2    Employment Agreement dated July 9, 1997 between Societe Bolle SNC and Franck Bolle (English translation). Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
           Form S-1 (Registration No. 333-40279).
   10.3    Employment Agreement dated July 9, 1997 between Societe Bolle SNC and Patricia Bolle Passaquay
           (English translation). Incorporated by reference to Exhibit 10.3 to the Company's Registration
           Statement on Form S-1 (Registration No. 333-40279).
   10.4    Agreement dated September 20, 1995 between the Company and Steve N. Haber. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).
   10.5    Management Services Agreement between the Company and BEC. Incorporated by reference to Exhibit 10.6 to BEC's Current Report on Form 8-K, date of event March 11, 1998.
   10.6    Bill of Sale and Assignment Agreement between BEC and the Company. Incorporated by reference to
           Exhibit 10.4 to BEC's Current Report on Form 8-K, date of event March 11, 1998.
   10.7    Indemnification Agreement by and among BEC, BILC Acquisition Corp. and the Company. Incorporated by
           reference to Exhibit 10.5 to BEC's Curent Report on Form 8-K, date of event March 11, 1998.
   10.8    Exclusive Customer Agreement dated as of October 23, 1997 by and between the Company and Alyn
           Corporation. Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
           Form S-1 (Registration No. 333-40279).
   10.9    Letter of Intent between the Company and Bill Bass Optical Pty Ltd. dated January 6, 1998.
           Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
           (Registration No. 333-40279).
   10.10   Loan Agreement by and among BEC (as assignee) and First Interstate Bank of Texas, N.A., relating to the real property located in Dallas, Texas. Incorporated by reference to Exhibit 10.24 to Benson
           Eyecare Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission
           File No. 1-9435).
   10.11   First Amendment to Loan Agreement (see Exhibit 10.8 above) and Other Loan Documents, dated May 3,
           1996, by and among Foster Grant Group, L.P., BEC and First Interstate Bank of Texas, N.A.
           Incorporated by reference to Exhibit 10.20 to Lumen's Annual Report on Form 10-K for the year ended
           December 31, 1996 (Commission File No. 1-14360).
   10.12   Second Amendment to Loan Agreement (see Exhibit 10.8 above) and Other Loan Documents, dated December
           12, 1996, by and among Wells Fargo Bank (Texas), N.A. (as successor to First Interstate Bank of
           Texas, N.A.), ORC Management Corporation, Foster Grant Group, L.P., and BEC. Incorporated by
           reference to Exhibit 10.21 to BEC's Annual Report on Form 10-K for the year ended December 31, 1996
           (Commission File No. 1-14360).
   10.13   Deed of Trust, Security Agreement and Financing Statement, dated March 31, 1995, relating to mortgage of real property located in Dallas, Texas. Incorporated by reference to Exhibit 10.22 of BEC's Annual
           Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-14360).
   10.14   Agreement and Plan of Merger, dated as of July 26, 1995, among Benson Eyecare Corporation, Benson
           Acquisition Corp., and Bolle America, Inc. Incorporated by reference to Exhibit 10.1 to Benson
           Eyecare Corporation's Current Report on Form 8-K, dated August 3, 1995 (Commission File No. 1-9435).
   10.15   Agreement and Plan of Merger, dated as of February 11, 1996, between Essilor International, S.A.,
           Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, BEC and Omega
           Opco, Inc. Incorporated by reference to Exhibit 10.1 to BEC's Registration Statement on Form S-1
           (Registration No. 333-3186).
   10.16   Indemnification Agreement, dated as of February 11, 1996, by and among Essilor International, S.A.,
           Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, and BEC.
           Incorporated by reference to Exhibit 10.3 to BEC's Registration Statement on Form S-1 (Registration
           No. 333-3186).
   10.17   Asset Purchase Agreement, dated as of February 11, 1996, by and among Benson Eyecare Corporation, BEC and Optical Radiation Corporation and Monsanto Company. Incorporated by reference to Exhibit 10.2 to
           Benson Eyecare Corporation's Current Report on Form 8-K, dated February 12, 1996.
   10.18   Stock Purchase Agreement, dated as of November 13, 1996, by and among BEC, Foster Grant Group, L.P.,
           Foster Grant Holdings, L.P. and Accessories Associates, Inc. Schedules and other attachments to such agreement are not filed herewith, but will be provided supplementally to the Commission upon request.
           Incorporated by reference to Exhibit 2.1 to BEC's Quarterly Report on Form 10-Q/A for the period ended September 30, 1996.
   10.19   Merger Agreement, dated as of June 30, 1994, among BEC (as assignee), Benson Acquisition Company,
           Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.1 to Benson Eyecare
           Corporation's Current Report on Form 8-K, dated of event June 30, 1994 (Commission File No. 1-9435).
   10.20   Amendment No. 1 to Merger Agreement, dated as of July 6, 1994, among BEC (as assignee), Benson
           Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit
           99.2 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994
           (Commission File No. 1-9435).
   10.21   Amendment No. 2 to Merger Agreement, dated as of August 29, 1994, by and among BEC, Optical Radiation
           Corporation and Benson Acquisition Corporation. Incorporated by reference to Annex E to Benson
           Eyecare Corporation's Registration Statement on Form S-4, dated September 12, 1994 (Commission File
           No. 1-9435).
   10.22   Form of Indemnification Agreement between the Company and its officers and directors. Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No.
           333-40279).
   10.23   Second Amended and Restated Credit Agreement, dated as of March 11, 1998, among the Company,
           NationsBank, National Association and the other lenders party thereto. Filed together with this
           Exhibit 10.23 are copies of the following ancillary agreements.
            (a) Second Amended and Restated Guarantee Agreement, dated March 11, 1998.
            (b) Second Amended and Restated Stock Pledge Agreement, dated as of March 11, 1998.
            (c) LC Account Agreement, dated as of March 11, 1998.
            (d) Cash Collateral Account Agreement, dated as of March 11, 1998.
            (e) Second Amended and Restated Security Agreement, dated as of March 11, 1998.
            (f) Second Amended and Restated Intellectual Property Security Agreement, dated as of March 11,
            1998.
            (g) Second Amended and Restated Assignment of Patents, Trademarks, Copyrights and Licenses, dated as of March 11, 1998.
   21.1    List of the subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-40279).
   27      Financial Data Schedule


(B) REPORTS ON FORM 8-K IN THE FOURTH QUARTER OF 1996:


         (i) The Company filed no Reports on Form 8-K in the fourth quarter of 1997.

                                  BOLLE, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 1998.

                                        BOLLE, INC.



                                        By: /s/ Martin E. Franklin
                                           ----------------------------------
                                               Martin E. Franklin
                                               Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Martin E. Franklin                           /s/ Gary A. Kiedaisch
------------------------------------              --------------------------------
Martin E. Franklin                                Gary A. Kiedaisch
Chairman                                          Chief Executive Officer

Dated:  April 15, 1998                             Dated: April 15, 1998


/s/ Ian G. H. Ashken                              /s/ David L. Moore
------------------------------------              --------------------------------
Ian G. H. Ashken                                  David L. Moore
Chief Financial Officer,                          Director
Executive Vice President of Finance and
Administration;                                   Dated April 15, 1998

Dated:  April 15, 1998


/s/ Nora A. Bailey                                /s/ Franck Bolle
------------------------------------              --------------------------------
Nora A. Bailey                                    Franck Bolle
Director                                          Director

Dated:  April 15, 1998                            Dated: April 15, 1998


/s/ Patricia Bolle Passaquay                      /s/ David S. Moross
------------------------------------              --------------------------------
Patricia Bolle Passaquay                          David S. Moross
Director                                          Director

Dated:  April 15, 1998                            Dated:  April 15, 1998


                                 EXHIBIT INDEX

EXHIBIT NO.          EXHIBIT                                                                                    PAGE NO.
-----------          -------                                                                                   ----------
    3.1    Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 1 to the
           Company's Registration Statement on Form 8-A, Commission File No. 000-23899.
    3.2    Certificate of Designations of the Series B Preferred Stock. Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A, Commission
           File No. 000-23899.
    3.3    Amended and Restated Bylaws Incorporated by reference to Exhibit 3 to the Company's Registration
           Statement on Form 8-A, Commission File No. 000-23899.
    3.4    Amendment to Bylaws dated March 11, 1998.
    4.1    Specimen of Stock Certificate. Incorporated by reference to Exhibit 4 to the Company's Registration
           Statement on Form 8-A, Commission File No. 000-23899.
    4.2    Amended and Restated Share Purchase Agreement dated July 9, 1997 among BEC Group, Inc.
           ("BEC")(renamed Lumen Technologies, Inc. on March 11, 1998) and Bolle Inc. (the "Company"), on the
           one hand, and each of Robert Bolle, Maurice Bolle, Franck Bolle, Brigitte Bolle, Patricia Bolle
           Passaquay and Christelle Roche (collectively, the "Sellers"). Incorporated by reference to Exhibit
           10.1 of BEC's Current Report on Form 8-K, dated July 10, 1997 (Commission File No. 1-14360).
    4.3    Letter Agreement dated July 9, 1997 by and among Martin E. Franklin and each of the Sellers.
           Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
           (Registration No. 333-40279).
    4.4    Letter Agreement dated December 15, 1997 by and among Martin E. Franklin and each of the Sellers.
           Incorporated by reference to Exhibit 6 to the Company's Registration Statement on Form 8-A,
           Commission File No. 000-23899.
    4.5    Letter from the Company to the Sellers regarding the Series A Preferred Stock
    4.6    Warrant Agreement among the Company and each of the Sellers
    4.7    1998 Stock Incentive Plan
   10.1    Employment Agreement and Memorandum of Understanding dated July 7, 1997 between the Company and Gary
           Kiedaisch. Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
           S-1 (Registration No. 333-40279).
   10.2    Employment Agreement dated July 9, 1997 between Societe Bolle SNC and Franck Bolle (English translation). Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
           Form S-1 (Registration No. 333-40279).
   10.3    Employment Agreement dated July 9, 1997 between Societe Bolle SNC and Patricia Bolle Passaquay
           (English translation). Incorporated by reference to Exhibit 10.3 to the Company's Registration
           Statement on Form S-1 (Registration No. 333-40279).
   10.4    Agreement dated September 20, 1995 between the Company and Steve N. Haber. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).
   10.5    Management Services Agreement between the Company and BEC. Incorporated by reference to Exhibit 10.6 to BEC's Current Report on Form 8-K, date of event March 11, 1998.
   10.6    Bill of Sale and Assignment Agreement between BEC and the Company. Incorporated by reference to
           Exhibit 10.4 to BEC's Current Report on Form 8-K, date of event March 11, 1998.
   10.7    Indemnification Agreement by and among BEC, BILC Acquisition Corp. and the Company. Incorporated by
           reference to Exhibit 10.5 to BEC's Curent Report on Form 8-K, date of event March 11, 1998.
   10.8    Exclusive Customer Agreement dated as of October 23, 1997 by and between the Company and Alyn
           Corporation. Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
           Form S-1 (Registration No. 333-40279).
   10.9    Letter of Intent between the Company and Bill Bass Optical Pty Ltd. dated January 6, 1998.
           Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
           (Registration No. 333-40279).
   10.10   Loan Agreement by and among BEC (as assignee) and First Interstate Bank of Texas, N.A., relating to the real property located in Dallas, Texas. Incorporated by reference to Exhibit 10.24 to Benson
           Eyecare Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission
           File No. 1-9435).
   10.11   First Amendment to Loan Agreement (see Exhibit 10.8 above) and Other Loan Documents, dated May 3,
           1996, by and among Foster Grant Group, L.P., BEC and First Interstate Bank of Texas, N.A.
           Incorporated by reference to Exhibit 10.20 to Lumen's Annual Report on Form 10-K for the year ended
           December 31, 1996 (Commission File No. 1-14360).
   10.12   Second Amendment to Loan Agreement (see Exhibit 10.8 above) and Other Loan Documents, dated December
           12, 1996, by and among Wells Fargo Bank (Texas), N.A. (as successor to First Interstate Bank of
           Texas, N.A.), ORC Management Corporation, Foster Grant Group, L.P., and BEC. Incorporated by
           reference to Exhibit 10.21 to BEC's Annual Report on Form 10-K for the year ended December 31, 1996
           (Commission File No. 1-14360).
   10.13   Deed of Trust, Security Agreement and Financing Statement, dated March 31, 1995, relating to mortgage of real property located in Dallas, Texas. Incorporated by reference to Exhibit 10.22 of BEC's Annual
           Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-14360).
   10.14   Agreement and Plan of Merger, dated as of July 26, 1995, among Benson Eyecare Corporation, Benson
           Acquisition Corp., and Bolle America, Inc. Incorporated by reference to Exhibit 10.1 to Benson
           Eyecare Corporation's Current Report on Form 8-K, dated August 3, 1995 (Commission File No. 1-9435).
   10.15   Agreement and Plan of Merger, dated as of February 11, 1996, between Essilor International, S.A.,
           Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, BEC and Omega
           Opco, Inc. Incorporated by reference to Exhibit 10.1 to BEC's Registration Statement on Form S-1
           (Registration No. 333-3186).
   10.16   Indemnification Agreement, dated as of February 11, 1996, by and among Essilor International, S.A.,
           Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, and BEC.
           Incorporated by reference to Exhibit 10.3 to BEC's Registration Statement on Form S-1 (Registration
           No. 333-3186).
   10.17   Asset Purchase Agreement, dated as of February 11, 1996, by and among Benson Eyecare Corporation, BEC and Optical Radiation Corporation and Monsanto Company. Incorporated by reference to Exhibit 10.2 to
           Benson Eyecare Corporation's Current Report on Form 8-K, dated February 12, 1996.
   10.18   Stock Purchase Agreement, dated as of November 13, 1996, by and among BEC, Foster Grant Group, L.P.,
           Foster Grant Holdings, L.P. and Accessories Associates, Inc. Schedules and other attachments to such agreement are not filed herewith, but will be provided supplementally to the Commission upon request.
           Incorporated by reference to Exhibit 2.1 to BEC's Quarterly Report on Form 10-Q/A for the period ended September 30, 1996.
   10.19   Merger Agreement, dated as of June 30, 1994, among BEC (as assignee), Benson Acquisition Company,
           Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.1 to Benson Eyecare
           Corporation's Current Report on Form 8-K, dated of event June 30, 1994 (Commission File No. 1-9435).
   10.20   Amendment No. 1 to Merger Agreement, dated as of July 6, 1994, among BEC (as assignee), Benson
           Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit
           99.2 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994
           (Commission File No. 1-9435).
   10.21   Amendment No. 2 to Merger Agreement, dated as of August 29, 1994, by and among BEC, Optical Radiation
           Corporation and Benson Acquisition Corporation. Incorporated by reference to Annex E to Benson
           Eyecare Corporation's Registration Statement on Form S-4, dated September 12, 1994 (Commission File
           No. 1-9435).
   10.22   Form of Indemnification Agreement between the Company and its officers and directors. Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No.
           333-40279).
   10.23   Second Amended and Restated Credit Agreement, dated as of March 11, 1998, among the Company,
           NationsBank, National Association and the other lenders party thereto. Filed together with this
           Exhibit 10.23 are copies of the following ancillary agreements.
            (a) Second Amended and Restated Guarantee Agreement, dated March 11, 1998.
            (b) Second Amended and Restated Stock Pledge Agreement, dated as of March 11, 1998.
            (c) LC Account Agreement, dated as of March 11, 1998.
            (d) Cash Collateral Account Agreement, dated as of March 11, 1998.
            (e) Second Amended and Restated Security Agreement, dated as of March 11, 1998.
            (f) Second Amended and Restated Intellectual Property Security Agreement, dated as of March 11,
            1998.
            (g) Second Amended and Restated Assignment of Patents, Trademarks, Copyrights and Licenses, dated as of March 11, 1998.
   21.1    List of the subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the Company's
           Registration Statement on Form S-1 (Registration No. 333-40279).
   27      Financial Data Schedule