Form 10-K/A
period 1997-12-31
BOLLE INC
filed 1998-04-28
CIK 1049588

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                            YEAR ENDED DECEMBER 31,
                   (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                            1997(1)     1996(2)      1995(3)    1994(4)      1993
Statement of Operations
Data:

Net sales                   $32,160     $24,425     $24,829    $23,094    $18,377
Cost of sales                15,354      12,130      12,181     10,814      9,126

Gross profit                 16,806      12,295      12,648     12,280      9,251
Selling, general and         16,342      11,374      10,275      8,871      7,384
administrative expenses
(including advertising
and sponsoring expenses)
Merger and acquisition
integration related
expenses                      3,750        --         3,050       --          --
Interest expense (income)       963      (256)        (302)       316        336
Other expense (income)         (693)     (450)         48        (104)      (295)

Income (loss) before         (3,556)     1,627        (423)      3,197      1,826
income taxes
Provision for (benefit        1,099       635          364       1,260       700
from) income taxes

Net income (loss)           $(4,655)      $992       $(787)     $1,937      $1,126

Net income (loss) per
share                    $(2,586.11)   $9,920.00    $(0.22)     $0.65       $0.38

Weighted average shares
outstanding                      1.8      0.1      3,510.6     2,997.0     2,963.0

French Franc per US
Dollar exchange rate
used(5)                     5.9843

BALANCE SHEET DATA:

Working capital            $(20,936)     $8,535      $11,395    $12,781     $1,060
(deficiency)
Total assets                 94,697      15,624      16,309     17,549      9,629
Long term debt                 --          --          --         57          49
Mandatorily redeemable       11,055        --          --         --          --
preferred stock
Stockholders' equity         18,843      9,743       12,770     13,433      1,584
French Franc per US          5.9912
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

         In conjunction with the acquisition of Bolle France and following the Spinoff, it is anticipated the Company will be subject to interest on approximately $16 million of senior indebtedness at an average current rate of approximately 6.5%. Although this represents significantly less than the indebtedness owed to Lumen prior to the Spinoff, it is nevertheless higher than indebtedness had been prior to the Bolle France acquisition. In addition, the acquisition of Bolle France has resulted in additional depreciation and amortization of approximately $2.1 million, significantly increasing selling, general and administrative expenses as a percentage of sales.

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         Net sales of $32.2 million for the year ended December 31, 1997 increased from $24.4 million for the comparable period in 1996 despite a $5.7 million decrease in sales in the United States, resulting from the acquisition of Bolle France on July 10, 1997. For the year ended December 31, 1997 North American Sales (primarily in the United States) represented 61% of net sales with European sales representing 29%. Soft conditions in the U.S. Market for premium sunglasses contributed to the decrease in sales in North America. A major retail distributor of premium sunglasses, which had been growing rapidly up until the fourth quarter of 1996, began closing outlets and returning excess inventory at the end of 1996 and into 1997, negatively affecting the entire premium sunglass industry. This customer represented approximately 14% of sales for the year ended December 31, 1996 and less than 4% of sales for the year ended December 31, 1997. While overall retail sales continued to grow, many premium sunglass manufacturers had overproduced in anticipation of significantly higher sales and took significant returns which eroded profit margins. The Company does not expect this trend to continue in 1998.

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

         Interest expense of $1.0 million for the year ended December 31, 1997 reflects the interest expense on the debt incurred to fund the acquisition of Bolle France. In the comparable period in 1996 Bolle America's cash on hand generated interest income of $0.3 million.

         Other income consists of allocated equity income and management fee income from Lumen's investment in Eyecare Products of $0.6 million for the year ended December 31, 1997 and $0.4 million for the year ended December 31, 1996. This income was allocated to the Company by Lumen. For each of the years ended December 31, 1997 and 1996 other income also included $0.1 million of foreign exchange transaction gains.

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

         Selling, general and administrative costs increased from $7.6 million in 1995 to $8.1 million in 1996 primarily due to corporate allocation of its Lumen's general and administrative expenses in 1996. In 1995, because the Company was acquired by Lumen in November, no allocations were effected.

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

         The effective tax rate of 39% in 1996 represents an operating basis provision while the 1995 provision recorded against the loss before taxes reflects the significant effect of the merger related expenses.

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

         As discussed in Notes 1 and 2, on March 11, 1998, the Company's parent, Lumen Technologies, Inc. (formerly BEC Group, Inc.), distributed the Company's stock to Lumen shareholders via a spinoff. Contemporaneously with the Spinoff, certain assets and liabilities were transferred from Lumen to the Company and a portion of the Company's indebtedness to related parties was contributed to the capital of the Company, resulting in a decrease in current liabilities of approximately $28 million and an increase in stockholders' equity of approximately $14 million.




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

         In connection with the Spinoff, the Company assumed all obligations and liabilities of Lumen to each of Maurice Bolle, Robert Bolle, Franck Bolle, Patricia Bolle Passaquay, Brigitte Bolle and Christelle Roche (collectively, the "Sellers," and each a "Seller") incurred by Lumen in connection with the purchase of Bolle France, and Lumen was released from all such obligations or liabilities. In addition, each Seller conveyed to the Company all shares of Series A Preferred Stock of Lumen (the "Lumen Preferred Stock") held by such Seller and the Company issued in exchange to each Seller, shares of its Series B Preferred Stock (the "Bolle Series B Preferred Stock") in proportion to the number of shares of Lumen Preferred Stock conveyed by such Seller to the Company. No shares of Bolle Common Stock were issued to the holders of outstanding shares of Bolle Series B Preferred Stock pursuant to the Spinoff. Lumen canceled all warrants (the "Lumen Warrants") and the Company issued in exchange to each holder of canceled Lumen Warrants, warrants to purchase Bolle Common Stock (the "Bolle Warrants") in proportion to the number of Lumen Warrants held by such holder prior to the cancellation. No shares of Bolle Common Stock were issued to holders of outstanding Bolle Warrants pursuant to the Spinoff.



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

 BASIS OF PRESENTATION

         Bolle America was a wholly owned subsidiary of Lumen at the time the Company was formed. The net assets of Bolle America were contributed to the Company by Lumen as of July 1, 1997. At that time, the net book value of Bolle America was $11,038 including retained earnings of $359. Accordingly, the financial position and results of operations of Bolle Inc. presented herein are those of the Company's predecessor for accounting purposes, Bolle America, prior to the acquisition of Bolle France. The results of operations of Bolle France are included beginning on July 10, 1997, (the closing date of the Bolle France acquisition described in Note 3 below).

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

         The accompanying financial statements do not give effect to the Contribution Agreement, which was executed subsequent to year end. On a proforma basis, had the Contribution Agreement been effective at December 31, 1997, the effect would have been to increase assets by $10,680 (unaudited), decrease liabilities by $13,457 (unaudited), increase mandatorily redeemable preferred stock by $9,579 (unaudited), and increase equity by $14,378 (unaudited).

         For periods prior to 1997, equity is presented in the accompanying consolidated balance sheets and statements of stockholders' equity on one line. Presentation of traditional equity categories is not considered meaningful. Effective January 1, 1997, equity is presented in the traditional manner.

NOTE 3 -- ACQUISITIONS

         On July 10, 1997, the Company acquired, in a transaction accounted for as a purchase, all of the shares of Bolle France which included Bolle France and several consolidated and unconsolidated affiliates, for a total purchase price of approximately $58,235, comprised of cash of $31,000, Lumen Series A mandatorily redeemable preferred stock of $9,294, Company mandatorily redeemable preferred stock of $11,055 and Company common stock of $3,302, as well as direct acquisition costs of $3,585. Where such consideration was denominated in French Francs, the July 10, 1997 exchange rate of 5.9197 was used to translate to US Dollars. A summary of the allocation of purchase price is as follows:

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

Inventories

         Inventories, which consist primarily of raw materials and finished goods held for resale, are stated at the lower of cost or market value. Costs include materials, direct labor, and overhead. The Company determines inventory value on an average cost basis.

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



(continued)

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
                                                                                    ================

         A summary of the transactions for Lumen options held by Company employees is as follows:

                                                           WEIGHTED AVERAGE
                                                               EXERCISE
                                                            PRICE PER LUMEN            NUMBER OF
                                                                SHARE                LUMEN OPTIONS
                                                           ----------------        -----------------
                  Outstanding at 12/31/95                                                      --
                  Granted                                             9.96                     99
                  Exercised                                                                    --
                  Cancelled                                           9.96                    (15)
                                                                                    -------------
                  Outstanding at 12/31/96                             9.96                     84
                  Granted                                             8.98                    439
                  Exercised                                          10.34                     (2)
                  Forfeited                                          10.12                    (27)
                                                                                    -------------
                  Outstanding at 12/31/97                             9.08                    494
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

         Geographic information is as follows:
                                                                         DECEMBER 31,
                                                          -------------------------------------------
                                                                1997           1996           1995
                                                          -------------  -------------  -------------
          Net sales to unaffiliated customers
           North America                                   $  19,769        $24,425        $24,829
           Europe                                              9,207
           Other                                               3,184
                                                          -------------  -------------  -------------
          Total net sales                                  $  32,160        $24,425        $24,829
                                                          =============  =============  =============
          (Transfers between geographic areas eliminated
          in consolidation)
           North America                                   $   4,976
           Europe                                              2,941
                                                          -------------  -------------  -------------
          Total transfers                                  $   7,917             --             --
                                                          =============  =============  =============
          Income (loss) before income taxes
           North America                                   $     285           $921        $ 2,373
           Europe                                                133
           Other                                                  46
          Interest, merger and acquisition integration
            related expenses and other income, net            (4,020)           706         (2,796)
                                                          -------------  -------------  -------------
           Total income (loss) before income taxes         $  (3,556)       $ 1,627        $  (423)
                                                          =============  =============  =============
          Identifiable assets:
           North America                                   $  12,049        $15,624        $16,309
           Europe                                             82,648
           Corporate assets
                                                          -------------  -------------  -------------
          Total identifiable assets                       $   94,697        $15,624        $16,309
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

                         OPTION GRANTS IN FISCAL 1997

                            INDIVIDUAL GRANTS
                     --------------------------------                                POTENTIAL REALIZABLE VALUE
                                                                                                 AT
                                                                                       ASSUMED ANNUAL RATES OF
                       NUMBER OF                                                      STOCK PRICE APPRECIATION
                      SECURITIES    PERCENT OF TOTAL                                             FOR
                      UNDERLYING   OPTIONS GRANTED TO   EXERCISE                         OPTION TERM (2)(3)
                        OPTIONS       EMPLOYEES IN       PRICE        EXPIRATION     --------------------------
NAME                  GRANTED (1)     FISCAL 1997      PER SHARE         DATE             5%             10%
----                  -----------     -----------      ---------         ----             --             ---
Gary A. Kiedaisch  .    166,667            19%           $0.76      July 7, 2004(4)    $877,810    $2,045,671
Martin E. Franklin      183,333            21%            0.57     March 25, 2007(5)   $951,597    $2,217,626
Ian G.H. Ashken  ...     33,333             4%            0.57     March 25, 2007(5)   $173,018    $  403,205

------------
(1)    The options shown in the table were granted at fair market value.
(2) The assumed annual compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future stock prices.
(3) Since there was no public market, and therefore no market price, for the Company's Common Stock on December 31, 1997, and since the Company's executive officers were granted only Lumen options in 1997, the information provided in this column is based on the 500,000, 550,000 and 100,000 Lumen options granted to Messrs. Kiedaisch, Franklin and Ashken, respectively, in 1997, with an exercise price of $4.31, $4.25 and $4.25 per share respectively.
(4) 125,000 of Mr. Kiedaisch's options will vest on each of July 7, 1998, 1999, 2000, and 2001.
(5) These options will vest on the earlier of (a) the date on which the Company's common stock has traded at an average closing bid price equal to $8 per share for a twenty (20) consecutive trading day period or (b) March 25, 2005.

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

                                  BOLLE, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of April, 1998.

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

/s/ Martin E. Franklin
------------------------------------              --------------------------------
Martin E. Franklin                                Gary A. Kiedaisch
Chairman                                          Chief Executive Officer

Dated:  April 24, 1998                             Dated:


/s/ Ian G. H. Ashken
------------------------------------              --------------------------------
Ian G. H. Ashken                                  David L. Moore
Chief Financial Officer,                          Director
Executive Vice President of Finance and
Administration;                                   Dated

Dated:  April 24, 1998


/s/ Nora A. Bailey
------------------------------------              --------------------------------
Nora A. Bailey                                    Franck Bolle
Director                                          Director

Dated:                                            Dated:



------------------------------------              --------------------------------
Patricia Bolle Passaquay                          David S. Moross
Director                                          Director

Dated:                                            Dated:
