Form 10-Q
period 1998-03-31
BOLLE INC
filed 1998-05-15
CIK 1049588

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 000-23899

                                   BOLLE INC.
                                   ----------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                        13-373-4135
       --------                                        -----------
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue                                      10580
Rye, New York
--------------                                               ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9475

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X   NO
     ---     ---
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

        COMMON SHARES, PAR VALUE $.01--6,636,581 SHARES AS OF MAY 8, 1998

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                   BOLLE INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                    March 31, 1998           December 31, 1997
                                                                                    --------------           -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    1,210                $    1,204
   Trade receivables from related parties                                                   487                     1,120
   Trade receivables, less allowances of $754 and $857                                   10,488                    11,332
   Inventories                                                                           11,235                    11,734
   Prepaid and other current assets                                                       1,165                     1,617
   Deferred tax asset                                                                     5,363
                                                                                     ----------                ----------
Total current assets                                                                     29,948                    27,007
Note receivable and investment in affiliates                                              5,403
Property and equipment, net                                                              10,086                     4,687
Trademark, net                                                                           37,542                    39,029
Goodwill and other intangible assets, net                                                22,399                    23,447
Other assets                                                                              1,451                       527
                                                                                     ----------                ----------
    Total assets                                                                     $  106,829                $   94,697
                                                                                     ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Short term debt and current portion of long term debt                             $    8,705                $
   Accounts payable                                                                       4,825                     6,247
   Indebtedness to related parties                                                                                 35,782
   Accrued compensation                                                                     962                     1,111
   Other accrued expenses                                                                 6,319                     4,803
                                                                                     ----------                ----------
Total current liabilities                                                                20,811                    47,943
Long term debt, net of current portion                                                   12,042
Deferred tax liability                                                                   14,000                    14,000
Other long-term liabilities                                                               2,919                     2,856
                                                                                     ----------                ----------
Total liabilities                                                                        49,772                    64,799
                                                                                     ----------                ----------

Mandatorily redeemable preferred stock - redemption value $11,055; par value
   $.01; 64 shares authorized, issued and outstanding                                    11,055                    11,055
Mandatorily redeemable cumulative preferred stock - redemption value
   $9,625; par value $0.01; 10 shares authorized, issued and outstanding                  9,654
Stockholders' equity:
   Common stock - par value $.01; 25,000 shares authorized, 6,638 shares
      issued and outstanding                                                                 66
   Additional paid-in capital                                                            43,285                    23,960
   Cumulative translation adjustment                                                     (2,344)                     (462)
   Accumulated deficit                                                                   (4,659)                   (4,655)
                                                                                     ----------                ----------
         Total stockholders' equity                                                      36,348                    18,843
                                                                                     ----------                ----------
         Total liabilities, mandatorily redeemable preferred stock
            and stockholders' equity                                                 $  106,829                $   94,697
                                                                                     ==========                ==========

            See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                        For the three months ended March 31,
                                                        ------------------------------------
                                                               1998             1997
                                                              -------          ------
REVENUES:
Net sales                                                     $10,728          $5,058

COSTS AND EXPENSES
Cost of sales                                                   5,288           2,778
Selling, general and administrative expenses                    5,430           3,034
Interest expense                                                  484              21
Other (income) expense                                           (515)           (288)
                                                              -------          ------
Total costs and expenses                                       10,687           5,545
                                                              -------          ------

Income (loss) before income taxes                                  41            (487)
Provision for (benefit from) income taxes                          16            (156)
                                                              -------          ------

Net income (loss)                                                  25            (331)

Preferred dividend                                                 29
                                                              -------          ------

Net loss attributable to common stock                         $    (4)         $ (331)
                                                              =======          ======
Comprehensive loss                                            $(1,123)         $ (331)
                                                              =======          ======
Weighted average shares outstanding:
Basic                                                       1,476,351             100
Diluted                                                     1,566,124             100

Loss per share:
Basic                                                          $(0.00)        $(3,310)
Diluted                                                        $(0.00)        $(3,310)






            See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                For the three months ended March 31,
                                                                ------------------------------------
                                                                       1998            1997
                                                                       ----            ----
Net cash provided (used) by operating activities                    $    2,018     $    (554)
                                                                    ----------     ---------

Cash flows from investing activities:
   Non compete agreement                                                   (25)          (25)
   Capital expenditures                                                    (78)          (29)
   Proceeds from sale of assets                                                            7
                                                                    ----------     ---------
         Net cash used by investing activities                            (103)          (47)
                                                                    ----------     ---------

Cash flows from financing activities:
   Proceeds from (payments on) revolving credit line                    (1,982)          355
   Proceeds from long term obligations                                     102
                                                                    ----------     ---------
         Net cash provided (used) by financing activities               (1,880)          355
                                                                    ----------     ---------
Effect of change in exchange rate on cash                                  (29)
                                                                    ----------     ---------

Net increase (decrease) in cash                                              6          (246)

Cash and cash equivalents at beginning of period                         1,204           311
                                                                    ----------     ---------
Cash and cash equivalents at end of period
                                                                    $    1,210     $      65
                                                                    ==========     =========



            See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SPINOFF AND BASIS OF PRESENTATION

At December 31, 1997 Bolle Inc. (the "Company") was a subsidiary of Lumen Technologies, Inc. (formerly known as BEC Group, Inc.) ("Lumen"). On March 11, 1998, Lumen distributed the stock of Bolle Inc. to Lumen's stockholders (the "Spinoff") and the Company began trading on the NASDAQ National Market under the symbol "BEYE" on March 12, 1998.

In connection with the Spinoff, pursuant to a Bill of Sale and Assignment Agreement entered into between Lumen and the Company immediately prior to the consummation of the Spinoff (the "Contribution Agreement"), (i) Lumen assigned to the Company all of Lumen's assets other than assets related to the ORC Business (as defined in the Contribution Agreement) and certain other specified assets retained by Lumen, and (ii) the Company assumed all of Lumen's liabilities prior to the Spinoff other than those related to the ORC Business. Pursuant to this agreement, approximately $17 million of the Company's indebtedness to related parties was contributed to the capital of the Company and the remaining balance was refinanced via a bank credit facility.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q and Regulation S-X. These statements contain all adjustments, consisting of only normal recurring adjustments, other than those related to the Spinoff and Contribution Agreement, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Due to the acquisition of Bolle France on July 10, 1997, the results of operations of Bolle France are included only in the results of operations for the quarter ended March 31, 1998.

NOTE 2 - INDEBTEDNESS TO RELATED PARTIES

In connection with the Contribution Agreement between Lumen and the Company, approximately $17 million of indebtedness to related parties incurred to finance the acquisition of Bolle France was capitalized and the remaining debt was refinanced with bank debt.

NOTE 3 - MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK

In connection with the Spinoff described in Note 1, the Company issued 10,000 shares of Bolle Series B Preferred Stock (the "Series B Stock") with a redemption value of $9.6 million. Shares of the Series B Stock will be redeemed by the Company on the third anniversary of their issuance, subject to the provisions of the Company's senior indebtedness. The Series B Stock bears dividends at 6% through June 30, 1998; 7% through December 31, 1998; and increases by 1% every six months thereafter through January 1, 2000 at which time the dividend is 10% until redemption. Dividends accumulate and bear interest at the applicable dividend rate. The Series B Stock does not participate in any other dividends declared by the Company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bolle Inc (the "Company") is a vertically integrated designer, manufacturer and marketer of Bolle (Registered trademark) branded eyewear, including Bolle (Registered trademark) premium sunglasses, goggles and tactical and safety eyewear. The Company became a publicly held corporation upon the spinoff ("Spinoff") on March 11, 1998, by Lumen Technologies, Inc. ("Lumen") of the interest held by Lumen in the Company. Pursuant to the Spinoff, the stockholders of Lumen received one share of the Company's common stock for every three shares of Lumen common stock held as of such date. In conjunction with the Spinoff the Company executed two agreements with Lumen, the Contribution Agreement and the Indemnification Agreement (the "Agreements") which (i) transferred to the Company all of the business, assets and liabilities of Lumen other than those relating to the conduct of Lumen's retained operations, (ii) capitalized $17 million of the Company's indebtedness to Lumen and (iii) obligated the Company to assume and to pay when and as due all liabilities and taxes in respect of the assets and liabilities conveyed to it by Lumen, as well as in respect of certain assets and liabilities retained by Lumen.

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Net sales of $10.7 million for the quarter ended March 31, 1998 increased from $5.1 million for the comparable period in 1997 as a result of the acquisition of Bolle France on July 10, 1997, offset by a decrease in sales in the United States. Continued soft conditions in the U.S. market for premium sunglasses contributed to the decrease in sales in North America.

Gross profit of $5.4 million or 50.7% for the quarter ended March 31, 1998 increased from $2.3 million or 45.1% for the quarter ended March 31, 1997. The increase in gross margin percentage reflects the higher gross margins of the Company's integrated manufacturing and distribution operations following the acquisition of Bolle France.

Selling, general and administrative expenses for the quarters ended March 31, 1998 and 1997 were $5.4 million and $3.0 million, or 51% and 60% of net sales, respectively. The reduction in selling, general and administrative expense as a percentage of net sales reflects the change in the Company's mix of business following the acquisition of Bolle France.

Interest expense of $0.5 million for the quarter ended March 31, 1998 reflects the cost of debt incurred to fund the Bolle France acquisition for two months and reduced debt levels due to the Spinoff after March 11, 1998.
Interest expense for the quarter ended March 31,1997 was immaterial.

Other income consists primarily of foreign exchange transaction gains of $0.45 million for the quarter ended March 31, 1998. Other income for the comparable period in 1997 includes allocated equity income and management fee income from Eyecare Products of $0.25 million.

Income taxes represent 39% of pretax profit for the quarter ending March 31, 1998 compared to a benefit of 32% against the pretax loss for the quarter ending March 31, 1997. The increase in the effective tax rate reflects the acquisition of Bolle France.

Liquidity and capital resources

Net cash provided by operations of $2.0 million represents the nominal net income, as well as decreases in accounts receivable and inventory and increases in accounts payable. Depreciation and amortization for the quarter ended March 31, 1998 was $0.7 million compared to $0.1 million for the same period in 1997, reflecting the acquisition of Bolle France. Capital expenditures of $0.08 million represent an increase of approximately $0.05 million from the comparable period in 1997. These operating and investing activities were financed through proceeds from indebtedness to related parties through March 10, 1998. On March 11, 1998 the Company executed a Credit Agreement with a banking syndicate. Proceeds from the credit agreement were used to repay a portion of indebtedness to related parties. The remaining indebtedness to related parties was capitalized in connection with the execution of the Contribution Agreement on March 12, 1998. There are currently no intercompany credit arrangements between Lumen and the Company. Management believes that availability under the Credit Agreement, along with cash provided from operations, will be sufficient to fund the Company's cash, operating, investing and debt servicing requirements for the next twelve months. It is not expected that repatriation of French Franc cash flows, if any, will have a significant impact on liquidity.

Seasonality and cyclical results

The Company's sunglass business is seasonal in nature with the second quarter typically having the highest sales due to the increased demand for sunglasses during that period. The Company's goggle business is seasonal in nature with the third quarter having the highest sales due to increased demand for goggles during the ski season. This seasonality is partially offset by safety eyewear sales worldwide.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $6.5 million of the Company's revenues for the quarter ended March 31, 1998 and $80 million of its total assets including intangible assets of $59 million as of March 31, 1998 were denominated in French Francs. Approximately $12 million of indebtedness at March 31, 1998 was denominated in French Francs bearing interest at variable rates based upon the French Franc LIBOR rate. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company became a publicly held corporation upon the spinoff (the "Spinoff"), on March 11, 1998, by Lumen of the interest held by Lumen in the Company. Pursuant to the Spinoff, the stockholders of Lumen as of such date received one share of the Company's common stock for three shares of Lumen common stock held as of such date. The Company entered into a Bill of Sale and Assignment Agreement (the "Contribution Agreement") with Lumen pursuant to which Lumen transferred to the Company all of its business assets and liabilities other than those relating to the conduct of Lumen's retained operations, and pursuant to which the Company assumed and agreed to pay when and as due all liabilities and taxes in respect of the assets and liabilities conveyed to it by Lumen, as well as in respect of certain assets and liabilities retained by Lumen.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    27 Financial Data Schedule (for electronic filing only), filed electronically herewith.

(B) REPORTS ON FORM 8-K:

    No Current Reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOLLE INC.



Date:  May 15, 1998                   By:  /s/ Gary Kiedaisch
                                           ------------------------------------
                                           Gary Kiedaisch
                                           Chief Executive Officer and President




Date:  May 15, 1998                   By:  /s/ Ian G.H. Ashken
                                           ------------------------------------
                                           Ian G.H. Ashken
                                           Chief Financial Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:


    Number
      27 Financial Data Schedule (for electronic filing only), filed electronically herewith