Form 10-Q
period 1998-06-30
BOLLE INC
filed 1998-08-14
CIK 1049588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 000-23899

                                   BOLLE INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                          13-3934135
------------------------                    ------------------------------------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                             10580
---------------------------------------                 ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9475


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]  NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 - 6,891,826 Shares as of August 12, 1998

                                  Page 1 of 12.
                        Exhibit Index Appears at page 11.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                   BOLLE INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           June 30,     December 31,
                                                                             1998          1997
                                                                          -----------   -----------
ASSETS
Current assets
Cash and cash equivalents                                                 $     2,060   $     1,204
Trade receivables from related parties                                                        1,120
Trade receivables, net                                                         12,191        11,332
Inventories                                                                    15,099        11,734
Other current assets                                                            2,964         1,617
                                                                          -----------   -----------
    Total current assets                                                       32,314        27,007

Property and equipment, net                                                     4,469         4,687
Trademarks, net                                                                38,081        39,029
Goodwill and other intangible assets, net                                      27,002        23,447
Equity in and notes receivable from affiliated companies                        5,728
Other assets                                                                    5,991           527
                                                                          -----------   -----------
    Total assets                                                          $   113,585   $    94,697
                                                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short term debt and current portion of long term debt                     $     9,036   $
Accounts payable                                                                4,957         6,247
Indebtedness to related parties                                                              35,782
Accrued compensation                                                              890         1,111
Other accrued expenses                                                          7,695         4,803
                                                                          -----------   -----------
Total current liabilities                                                      22,578        47,943

Long-term debt, net of current portion                                          6,677
Zero coupon convertible subordinated notes                                      7,000
Deferred tax liability                                                         14,000        14,000
Other long-term liabilities                                                     3,235         2,856
                                                                          -----------   -----------
    Total liabilities                                                          53,490        64,799
                                                                          -----------   -----------

Minority interest                                                                  10
Mandatorily redeemable preferred stock - redemption value $11,055;
   par value $.01; 64 shares authorized, issued and outstanding                11,055        11,055
Mandatorily redeemable cumulative preferred stock - redemption value
   $9,625; par value $0.01; 10 shares authorized, issued and outstanding        9,795
Stockholders' equity:
   Common stock - par value $.01; 25,000 shares authorized,
     6,885 shares issued and outstanding                                           69
   Additional paid-in capital                                                  44,827        23,960
   Cumulative translation adjustment                                           (1,425)         (462)
   Accumulated deficit                                                         (4,236)       (4,655)
                                                                          -----------   -----------
      Total stockholders' equity                                               39,235        18,843
                                                                          -----------   -----------
      Total  liabilities, mandatorily redeemable preferred stock,
        minority interest and stockholders' equity                        $   113,585   $    94,697
                                                                          ===========   ===========

            See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)



                                                 Three months ended           Six months ended
                                                      June 30,                   June 30,
                                               1998          1997          1998          1997
                                             -----------   -----------   -----------   -----------
REVENUES:
Net sales                                    $    13,748   $     5,420   $    24,476   $    10,478

COSTS AND EXPENSES
Cost of sales                                      5,931         2,160        11,218         4,938
Selling, general and administrative expense        6,986         2,905        12,416         5,938
Interest expense                                     311            47           794            68
Other (income) expense                              (405)         (298)         (919)         (586)
                                             -----------   -----------   -----------   -----------

Total costs and expenses                          12,823         4,814        23,509        10,358
                                             -----------   -----------   -----------   -----------

Income before income taxes                           925           606           967           120
Provision for income taxes                           351           194           368            38
Minority interests                                    10                          10
                                             -----------   -----------   -----------   -----------

Net income                                           564           412           589            82

Preferred dividend                                   141                         170
                                             -----------   -----------   -----------   -----------

Net income attributable to common stock      $       423   $       412   $       419   $        82
                                             ===========   ===========   ===========   ===========

Comprehensive income                         $     1,134   $       412   $        11   $        82
                                             ===========   ===========   ===========   ===========

Weighted average shares outstanding:
   Basic                                       6,746,069           100     4,111,210           100
   Diluted                                     7,234,068           100     4,407,503           100

Earnings per share:
   Basic                                     $      0.06   $  4,121.40   $      0.10   $    813.70
   Diluted                                   $      0.06   $  4,121.40   $      0.10   $    813.70

            See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     For the six months ended June 30,
                                                                             1998         1997
   Net cash provided by operating activities                               $  1,760     $    662
                                                                           --------     --------


Cash flows from investing activities:
   Non compete agreement and intangible assets                                 (350)         (50)
   Capital expenditures                                                        (372)         (29)
   Proceeds from sale of assets                                               5,567            6
   Cash paid for acquisitions, net of cash acquired                          (3,620)      (1,000)
                                                                           --------     --------

         Net cash used (provided) by investing activities                     1,225       (1,073)
                                                                           --------     --------

Cash flows from financing activities:
   Proceeds from (payment on) revolving credit line                             121          233
   Proceeds from (payment on) long term obligations and debt                 (6,781)
   Proceeds from issuance of zero coupon convertible subordinated notes       7,000
   Payments of short term obligations                                        (2,446)
                                                                           --------     --------

         Net cash provided (used) by financing activities                    (2,106)         233
                                                                           --------     --------

Effect of change in exchange rate on cash                                       (23)
                                                                           --------     --------

Net increase (decrease ) in cash                                                856         (178)

Cash and cash equivalents at beginning of period                              1,204          311
                                                                           --------     --------

Cash and cash equivalents at end of period                                 $  2,060     $    133
                                                                           ========     ========


SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

In June 1998 the Company completed the acquisition of Bolle Australia for an aggregate purchase price of $5.2 million, comprised of cash and common stock. See Note 2.

            See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SPINOFF AND BASIS OF PRESENTATION

At December 31, 1997 Bolle Inc. (the "Company") was a subsidiary of Lumen Technologies, Inc. (formerly known as BEC Group, Inc.) ("Lumen"). On March 11, 1998, Lumen distributed all of its shares of stock in Bolle Inc. to Lumen's stockholders (the "Spinoff") and the Company began trading on the NASDAQ National Market under the symbol "BEYE" on March 12, 1998.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q and Regulation S-X. These statements contain all adjustments, consisting of only normal recurring adjustments, other than those related to the Spinoff and Contribution Agreement, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of June 30, 1998 and its results of operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

Due to the acquisition of Bolle France on July 10, 1997, the results of operations of Bolle France are included only in the results of operations for the three and six month periods ended June 30, 1998.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in July 1998. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities and that these instruments be measured at fair value. This standard, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999, is not expected to have a material impact on the Company.

NOTE 2 - ACQUISITIONS

Effective April 1, 1998, the Company completed the acquisition of 75% of Bill Bass Optical Pty Ltd., 100% of Bolle Asia Ltd. and the 49% of Bolle Sunglasses Ltd., (collectively "Bolle Australia") not already owned by the Company for an aggregate purchase price of $5.2 million, including 248,388 shares of Common Stock issued upon execution of the Share Sale Agreement and $3.9 million in cash. Pursuant to the terms of the Share Sale Agreement up to 191,312 additional shares may be issued no later than twelve months after the closing.

A summary of the preliminary allocation of the purchase price is as follows:

                  (in thousands)
                  Current assets                                        $ 4,363
                  Property and equipment                                    281
                  Goodwill                                                3,019
                  Other assets                                               22
                  Current liabilities                                    (2,530)
                  Long term liabilities                                       0
                                                                        -------
                                                                        $ 5,155
                                                                        -------

The Company determined that net book value approximated fair value for current assets, property, plant and equipment, other assets and current liabilities.

The excess of purchase price over book value of $3.7 million was allocated to goodwill which is being amortized over 40 years.


NOTE 3 - INDEBTEDNESS TO RELATED PARTIES

In connection with the Contribution Agreement between Lumen and the Company, approximately $17 million of indebtedness to related parties incurred to finance the acquisition of Bolle France was capitalized and the remaining debt was refinanced with bank debt.


NOTE 4 - MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK

In connection with the Spinoff described in Note 1, the Company issued 10,000 shares of Bolle Series B Preferred Stock (the "Series B Stock") with a redemption value of $9.6 million. Shares of the Series B Stock are redeemable on the third anniversary of their issuance, subject to the provisions of the Company's senior indebtedness. The Series B Stock bears dividends at 6% through June 30, 1998; 7% through December 31, 1998; and increases by 1% every six months thereafter through January 1, 2000 at which time the dividend is 10% until redemption. Dividends accumulate and bear interest at the applicable dividend rate. The Series B Stock does not participate in any other dividends declared by the Company.


NOTE 5 - ZERO COUPON CONVERTIBLE SUBORDINATED NOTES

On May 29, 1998 the Company issued $7,000,000 in zero coupon convertible subordinated notes (the "Convertible Notes") to Oz Master Fund, Ltd., under an exemption from registration under the Securities and Exchange Act of 1934. Pursuant to the terms of the Convertible Subordinated Note Purchase Agreement, the Convertible Notes are convertible at any time at the option of the holders and under certain circumstances of the Company into a maximum of 1,333,333 shares of Common Stock. Under certain circumstances, including if the Company fails to convert or redeem Convertible Notes when due, the Company becomes obligated to repay the principal amount (up to a maximum of $7,000,000) in cash and issue up to a maximum of 360,000 shares to the holder(s) of such Convertible Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bolle Inc. is a vertically integrated designer, manufacturer and marketer of Bolle(R) branded eyewear, including Bolle(R) premium sunglasses, goggles and tactical and safety eyewear. The Company became a publicly listed corporation upon the spinoff ("Spinoff") on March 11, 1998, by Lumen Technologies, Inc. ("Lumen") of the interest held by Lumen in the Company. In conjunction with the Spinoff, the Company executed certain agreements with Lumen, including the Contribution Agreement and the Indemnification Agreement (the "Agreements") which (i) transferred to the Company all of the business, assets and liabilities of Lumen other than those relating to the conduct of Lumen's retained operations, (ii) capitalized $17 million of the Company's indebtedness to Lumen and (iii) obligated the Company to assume and to pay when and as due all liabilities and taxes in respect of the assets and liabilities conveyed to it by Lumen, as well as in respect of certain assets and liabilities retained by Lumen.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

Net sales of $13.7 million for the quarter ended June 30, 1998 increased from $5.4 million for the comparable period in 1997 as a result of the acquisition of Bolle France on July 10, 1997, and the 1998 acquisition of Bolle Australia.

Gross profit of $7.8 million or 56.9% for the quarter ended June 30, 1998 increased from $3.3 million or 60.1% for the quarter ended June 30, 1997. The decrease in gross margin percentage reflects the change in the product mix of the Company resulting from the acquisitions of Bolle France and Bolle Australia.

Selling, general and administrative expenses for the quarters ended June 30, 1998 and 1997 were $7.0 million and $2.9 million, or 50.8% and 53.6% of net sales, respectively. The reduction in selling, general and administrative expense as a percentage of net sales reflects the change in the Company's mix of business following the acquisitions of Bolle France and Bolle Australia.

Interest expense of $0.3 million for the quarter ended June 30, 1998 reflects the cost of debt incurred to fund the Bolle France acquisition and reduced debt levels following the Spinoff after March 11, 1998. Interest expense for the quarter ended June 30, 1997 was immaterial.

Other income consists primarily of allocated equity income from Eyecare Products of $0.6 million, offset by foreign exchange transaction losses of $0.2 million for the quarter ended June 30, 1998. Other income for the comparable period in 1997 primarily includes allocated equity income from Eyecare Products of $0.25 million.

Income taxes represent 38% of pretax profit for the quarter ending June 30, 1998 compared to 32% against the pretax profit for the quarter ending June 30, 1997. The increase in the effective tax rate reflects the acquisition of Bolle France.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net sales of $24.5 million for the six months ended June 30, 1998 increased from $10.5 million for the comparable period in 1997 as a result of the acquisition of Bolle France on July 10, 1997 and the 1998 acquisition of Bolle Australia.

Gross profit of $13.3 million or 54.2% for the six months ended June 30, 1998 increased from $5.5 million or 52.9% for the six months ended June 30, 1997. The increase in gross margin percentage reflects higher gross margins associated with the change in the product mix of the Company's integrated manufacturing and distribution operation from the acquisitions of Bolle France and Bolle Australia.

Selling, general and administrative expenses for the quarters ended June 30, 1998 and 1997 were $12.4 million and $5.9 million, or 50.7% and 56.7% of net sales, respectively. The reduction in selling, general and administrative expense as a percentage of net sales reflects the change in the Company's mix of business following the acquisition of Bolle France and Bolle Australia.

Interest expense of $0.8 million for the six months ended June 30, 1998 reflects the cost of debt incurred to fund the Bolle France acquisition and reduced debt levels due to the Spinoff after March 11, 1998. Interest expense for the six months ended June 30, 1997 was immaterial.

Other income consists primarily of allocated equity income from Eyecare Products of $0.6 million and foreign exchange transaction gains of $0.2 million for the six months ended June 30, 1998. Other income for the comparable period in 1997 primarily includes allocated equity income from Eyecare Products of $0.5 million.

Income taxes represent 38% of pretax profit for the quarter ending June 30, 1998 compared to 32% against the pretax profit for the quarter ending June 30, 1997. The increase in the effective tax rate reflects the acquisition of Bolle France.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations of $1.2 million represents net income, as well as increases in accounts receivable and inventory and increases in accounts payable. Depreciation and amortization for the six months ended June 30, 1998 was $1.5 million compared to $0.18 million for the same period in 1997, reflecting the acquisitions of Bolle France and Bolle Australia. Cash paid for acquisitions was $4.0 million. Proceeds from the sale of assets of $5.6 million consisted primarily of the proceeds from the sale of the Texas property. Such proceeds were used to repay the $3.5 mortgage on the property and to pay down a portion of the outstanding balance of the Credit Agreement. The operating and investing activities were financed through the Credit Agreement, proceeds from issuance of $7 million zero coupon convertible subordinated notes and proceeds from indebtedness to related parties through March 10, 1998.

On March 11, 1998 the Company executed a Credit Agreement with a banking syndicate. Proceeds from the Credit Agreement were used to repay a portion of indebtedness to related parties. The remaining indebtedness to related parties was capitalized in connection with the execution of the Contribution Agreement. There are currently no intercompany credit arrangements between Lumen and the Company. Management believes that availability under the Credit Agreement, along with cash provided from operations, will be sufficient to fund the Company's cash, operating, investing and debt servicing requirements for the foreseeable future. It is not expected that repatriation of foreign currency cash flows, if any, will have a significant impact on liquidity.

OTHER MATTERS

The Company utilizes software and related technologies throughout its businesses that will be affected by the Year 2000 problem, which is common to most corporations. The Company is addressing the effect of the potential Year 2000 problem on all of its critical systems and with all of its critical vendors and customers. Management believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations. Based on current plans, the Company expects that any costs related to Year 2000 compliance will not have a material adverse impact on the liquidity or financial position of the Company.

SEASONALITY AND CYCLICAL RESULTS

The Company's sunglass business is seasonal in nature with the second quarter typically having the highest sales due to the increased demand for sunglasses during that period. The Company's goggle business is seasonal in nature with the third quarter having the highest sales due to pre-season orders of goggles for the ski season. This seasonality is partially offset by safety eyewear sales worldwide.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $7.0 million and $13.5 million of the Company's revenues for the quarter and six months ended June 30, 1998, respectively and $90.3 million of its total assets including intangible assets of $63.5 million as of June 30, 1998 were denominated in foreign currencies. Approximately $9.6 million of indebtedness at June 30, 1998 was denominated in French Francs bearing interest at variable rates based upon the French Franc LIBOR rate. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

         The following exhibits are filed herewith or are incorporated by reference.

         27       Financial Data Schedule (for electronic filing only).


(B)      REPORTS ON FORM 8-K:

         REPORT                     ITEMS REPORTED                              DATE OF REPORT
         ------                     --------------                              --------------
           8-K             Reported under Item 5, the closing of the              June 1, 1998
                           Company's private placement of $7,000,000
                           of subordinated debt.  Also reported under
                           Item 5, the execution of a definitive agreement
                           to acquire certain shares of common stock of
                           Bill Bass Optical Pty. Ltd. and its affiliated
                           entities (collectively, "Bolle Australia").

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BOLLE INC.



Date:  August 12, 1998                     By:     /s/ Martin E. Franklin
                                              --------------------------------
                                                 Martin E. Franklin
                                                 Chairman



Date:  August 12, 1998                     By: /s/ Ian G.H. Ashken
                                              --------------------------------
                                                  Ian G.H. Ashken
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

  NUMBER                      EXHIBIT                                   PAGE NO.
  ------                      -------                                   --------
    27       Financial Data Schedule (for electronic    Filed electronically herewith, at page 12.
             filing only).