Form 10-Q
period 1998-09-30
BOLLE INC
filed 1998-11-16
CIK 1049588

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Common Shares, par value $.01 - 6,893,194 Shares as of November 13, 1998
------------------------------------------------------------------------


                          Page 1 of 12. Exhibit Index
                              Appears at page 11.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                   BOLLE INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)



                                                                     September 30,       December 31,
                                                                          1998               1997
                                                                     -------------       ------------
                                                                      (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents ..........................................   $   2,827          $   1,204
Trade receivables from related parties .............................                          1,120
Trade receivables, net .............................................      12,603             11,332
Inventories ........................................................      15,904             11,734
Other current assets ...............................................       2,604              1,617
                                                                       ---------          ---------
    Total current assets ...........................................      33,938             27,007

Property and equipment, net ........................................       4,919              4,687
Trademarks, net ....................................................      40,981             39,029
Goodwill and other intangibles, net ................................      28,753             23,447
Equity in and notes receivable from affiliated companies ...........       5,578
Other assets .......................................................       6,204                527
                                                                       ---------          ---------
    Total assets ...................................................   $ 120,373          $  94,697
                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt and current portion of long term debt ..............   $  13,219
Accounts payable ...................................................       4,666          $   6,247
Indebtedness to related parties ....................................                         35,782
Accrued compensation ...............................................         616              1,111
Other accrued expenses .............................................       6,976              4,803
                                                                       ---------          ---------
    Total current liabilities ......................................      25,477             47,943
Long-term debt .....................................................       6,677
Zero coupon convertible subordinated notes .........................       7,000
Deferred tax liability .............................................      14,690             14,000
Other ..............................................................       3,612              2,856
                                                                       ---------          ---------
    Total liabilities ..............................................      57,456             64,799
                                                                       ---------          ---------

Minority interests .................................................          32
Mandatorily redeemable preferred stock-redemption value $11,055; par
  value $0.01; 64 shares authorized, issued and outstanding ........      11,055             11,055
Mandatorily redeemable preferred stock-redemption value $9,625; par
  value $0.01; 10 shares authorized, issued and outstanding ........       9,937

Stockholders' equity:
Common stock - par value $.01; 20,000 shares authorized; 6,893
shares issued and outstanding ......................................          69
Additional paid-in capital .........................................      44,593             23,960
Cumulative translation adjustment ..................................       1,621               (462)
Accumulated deficit ................................................      (4,390)            (4,655)
                                                                       ---------          ---------
     Total stockholders' equity ....................................      41,893             18,843
                                                                       ---------          ---------
     Total  liabilities and stockholders' equity ...................   $ 120,373          $  94,697
                                                                       =========          =========

           See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                        Quarter ended                 Nine months ended
                                                        September 30,                  September 30,
                                                ----------------------------   ---------------------------
                                                    1998            1997           1998           1997
                                                ------------    ------------   ------------   ------------

REVENUES
Net sales ....................................   $    13,733    $    10,192    $    38,209    $    20,670

COSTS AND EXPENSES
Cost of sales ................................         6,283          4,813         17,501          9,750
Selling, general and administrative ..........         6,824          4,003         17,738          9,757
Depreciation and amortization ................           661            652          2,162            836
Interest expense .............................           301            447          1,096            516
Other income .................................          (352)          (217)        (1,271)          (803)
                                                 -----------    -----------    -----------    -----------
Total costs and expenses .....................        13,717          9,698         37,226         20,056
                                                 -----------    -----------    -----------    -----------

Income before taxes ..........................            16            494            983            614
Provision for income taxes ...................             6            158            373            196
Minority interests ...........................            22             17             32             17
                                                 -----------    -----------    -----------    -----------
Net income (loss) ............................           (12)           319            578            401
Preferred dividends ..........................           142                           313
                                                 ===========    ===========    ===========    ===========
Net income (loss) attributable to common stock   $      (154)   $       319    $       265    $       401
                                                 ===========    ===========    ===========    ===========

                                                 ===========    ===========    ===========    ===========
Comprehensive income .........................   $     1,735    $       370    $     1,556    $       451
                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ........................................     6,891,620          1,793      5,038,013            664
Diluted ......................................     6,891,620          1,793      5,306,644            664

EARNINGS (LOSS) PER SHARE
Basic ........................................   $     (0.02)   $    177.91    $      0.05    $    603.92
Diluted ......................................   $     (0.02)   $    177.91    $      0.05    $    603.92


           See accompanying notes to condensed financial statements.

                                                    BOLLE INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)


                                                                       For the nine months ended September 30,
                                                                       ---------------------------------------
                                                                               1998             1997
                                                                               ----             ----

         Net cash provided by operating activities ....................      $ (1,000)         $   (441)
                                                                             --------          --------

Cash flows from investing activities:
   Non compete agreement and intangible assets ........................          (431)              (75)
   Capital expenditures ...............................................        (1,064)             (415)
   Proceeds from sale of assets .......................................         5,620                35
   Cash paid for acquisitions, net of cash acquired ...................        (3,620)          (33,375)
                                                                             --------          --------

         Net cash used (provided) by investing activities .............           505           (33,830)
                                                                             --------          --------
Cash flows from financing activities:
   Proceeds from (payment on) revolving credit line ...................         3,403            35,502
   Proceeds from (payment on) long term obligations and debt ..........        (6,692)
   Proceeds from issuance of zero coupon convertible subordinated notes         7,000
   Payments of short term obligations .................................        (1,818)              (13)
                                                                             --------          --------

         Net cash provided (used) by financing activities .............         1,893            35,489
                                                                             --------          --------

Effect of change in exchange rate on cash
                                                                                  225                (4)
                                                                             --------          --------

Net increase (decrease) in cash .......................................         1,623             1,214

Cash and cash equivalents at beginning of period ......................         1,204               311
                                                                             --------          --------

Cash and cash equivalents at end of period ............................      $  2,827          $  1,525
                                                                             ========          ========



SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash investing and financing activities:

Effective April 1998, the Company completed the acquisition of Bolle Australia for an aggregate purchase price of $5.2 million, comprised of cash and common stock. See Note 2.

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

In connection with the Spinoff, pursuant to a Bill of Sale and Assignment Agreement entered into between Lumen and the Company immediately prior to the consummation of the Spinoff (the "Contribution Agreement"), (i) Lumen assigned to the Company all of Lumen's assets other than assets related to the ORC Business (as defined in the Contribution Agreement) and certain other specified assets retained by Lumen, and (ii) the Company assumed all of Lumen's liabilities prior to the Spinoff other than those related to the ORC Business. Pursuant to the Contribution Agreement, approximately $17 million of the Company's indebtedness to related parties was contributed to the capital of the Company and the remaining balance was refinanced via a bank credit facility.

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

Lumen canceled all warrants (the "Lumen Warrants") and the Company issued in exchange to each holder of canceled Lumen Warrants warrants to purchase Bolle Common Stock (the "Bolle Warrants") in proportion to the number of Lumen Warrants held by such holder prior to the cancellation. No shares of Bolle Common Stock were issued to holders of outstanding Bolle Warrants pursuant to the Spinoff.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q and Regulation S-X. These statements contain all adjustments, consisting of only normal recurring adjustments, other than those related to the Spinoff and Contribution Agreement, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of September 30, 1998 and its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

Due to the acquisition of Bolle France on July 10, 1997, the results of operations of Bolle France are included in the results of operations from the date of acquisition.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in July 1998. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities and that these instruments be measured at fair value. This standard, which is effective for fiscal quarters of fiscal years beginning after September 15, 1999, is not expected to have a material impact on the Company.

NOTE 2 - ACQUISITIONS

Effective April 1, 1998, the Company completed the acquisition of 75% of Bill Bass Optical Pty Ltd., 100% of Bolle Asia Ltd., and the 49% of Bolle Sunglasses Ltd., (collectively "Bolle Australia") not already owned by the Company for an aggregate purchase price of $5.2 million, including 248,388 shares of Common Stock issued upon execution of the Share Sale Agreement and $3.9 million in cash. Pursuant to the terms of the Share Sale Agreement up to 191,312 additional shares may be issued no later than twelve months after the closing.

A summary of the preliminary allocation of the purchase price is as follows:

                (in thousands)
                Current assets                     $   4,363
                Property and equipment                   281
                Goodwill                               3,019
                Other assets                              22
                Current liabilities                   (2,530)
                Long term liabilities                      0
                                                   ---------
                                                   $   5,155
                                                   ---------

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


NOTE 4 - MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK

In connection with the Spinoff described in Note 1, the Company issued 10,000 shares of Bolle Series B Preferred Stock (the "Series B Stock"), with a redemption value of $9.6 million. Shares of the Series B Stock are redeemable on the third anniversary of their issuance, subject to the provisions of the Company's senior indebtedness. The Series B Stock bears dividends at 7% through December 31, 1998 and increases by 1% every six months thereafter through January 1, 2000, at which time the dividend is 10% until redemption. Dividends accumulate and bear interest at the applicable dividend rate. The Series B Stock does not participate in any other dividends declared by the Company.


NOTE 5 - ZERO COUPON CONVERTIBLE SUBORDINATED NOTES

On May 29, 1998 the Company issued $7,000,000 in zero coupon convertible subordinated notes (the "Convertible Notes") to Oz Master Fund, Ltd., under an exemption from registration under the Securities and Exchange Act of 1934. Pursuant to the terms of the Convertible Subordinated Note Purchase Agreement, the Convertible Notes are convertible at any time at the option of the holders and under certain circumstances of the Company into a maximum of 1,333,333 shares of Common Stock. Under certain circumstances, including if the Company fails to convert or redeem Convertible Notes when due, the Company becomes obligated to repay the principal amount up to a maximum of $7,000,000 in cash and issue up to a maximum of 360,000 shares to the holder(s) of such Convertible Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bolle Inc. is a vertically integrated designer, manufacturer and marketer of Bolle(R) branded eyewear, including Bolle(R) premium sunglasses, goggles and tactical and safety eyewear. The Company became a publicly listed corporation upon the spinoff ("Spinoff") on March 11, 1998 by Lumen Technologies, Inc. ("Lumen") of the interest held by Lumen in the Company. In conjunction with the Spinoff, the Company executed certain agreements with Lumen, including the Contribution Agreement and the Indemnification Agreement (the "Agreements"), which (i) transferred to the Company all of the business, assets and liabilities of Lumen other than those relating to the conduct of Lumen's retained operations, (ii) capitalized $17 million of the Company's indebtedness to Lumen, and (iii) obligated the Company to assume and to pay when and as due all liabilities and taxes in respect of the assets and liabilities conveyed to it by Lumen, as well as in respect of certain assets and liabilities retained by Lumen.


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Net sales of $13.7 million for the quarter ended September 30, 1998 increased from $10.2 million for the comparable period in 1997 as a result of the second quarter 1998 acquisition of Bolle Australia and sales growth at both Bolle America and Bolle France.

Gross profit of $7.5 million or 54% for the quarter ended September 30, 1998 increased from $5.4 million or 53% for the quarter ended September 30, 1997. The slight increase in gross margin percentage reflects the additional Australian distribution in the product mix of the Company.

Selling, general and administrative expenses for the quarters ended September 30, 1998 and 1997 were $6.8 million and $4.0 million, respectively. The increase reflects the acquisition of Bolle Australia and increased marketing and overhead expenditures associated with building the Company's worldwide organization.

Interest expense of $0.3 million for the quarter ended September 30, 1998 compared to $0.4 million for the quarter ended September 30, 1997 reflects the reduced debt levels following the issuance of the Company's convertible subordinated debt this year offset by increased debt levels due to the acquisition of Bolle France.

For the quarter ended September 30, 1998, other income consists primarily of $0.3 million of income related to the Company's investment in Eyecare
Products plc. Other income for the comparable period in 1997 primarily includes income related to the Company's investment in Eyecare Products of $95,000 and foreign exchange gains of $182,000.

Income taxes represent 38% of pretax profit for the quarter ended September 30, 1998 compared to 32% against the pretax profit for the quarter ended September 30, 1997. The increase in the effective tax rate reflects the acquisition of Bolle France.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales of $38.2 million for the nine months ended September 30, 1998 increased from $20.7 million for the comparable period in 1997 as a result of the acquisition of Bolle France in July 1997 and the April 1998 acquisition of Bolle Australia.

Gross profit of $20.7 million or 54% for the nine months ended September 30, 1998 increased from $10.9 million or 53% for the nine months ended
September 30, 1997. The increase in gross margin percentage reflects higher gross margins associated with the change in the product mix of the Company's integrated manufacturing and distribution operation from the acquisitions of Bolle France and Bolle Australia.

Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1997 were $17.7 million and $9.8 million, respectively, but did not change as a percentage of sales. The increase is due to the acquisitions of Bolle France and Bolle Australia and increased marketing and overhead expenditures associated with building the Company's worldwide organization.

Interest expense of $1.1 million for the nine months ended September 30, 1998 versus $0.5 million for the same period last year reflects increased debt .

Other income consists primarily of income related to the Company's investment in Eyecare Products of $1.0 million and foreign exchange transaction gains of $0.2 million for the nine months ended September 30, 1998. Other income for the comparable period in 1997 primarily includes income related to the Company's investment in Eyecare Products of $0.5 million.

Income taxes represent 38% of pretax profit for the nine months ended September 30, 1998 compared to 32% against the pretax profit for the nine months ended September 30, 1997. The increase in the effective tax rate reflects the acquisition of Bolle France.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations of $0.4 million represents net income offset by decreases in accrued expenses and increases in inventory. Depreciation and amortization for the nine months ended September 30, 1998 was $2.2 million compared to $0.8 million for nine months ended September 30, 1997, reflecting the acquisitions of Bolle France and Bolle Australia in 1997 and 1998, respectively. Cash paid for acquisitions, net of cash received, was $3.6 million. Proceeds from the sale of assets of $5.6 million consisted primarily of the proceeds from the sale of the real property located in Dallas, Texas. Such proceeds were used to repay the $3.5 mortgage on the property and to pay down a portion of the outstanding balance of the Credit Agreement. The operating and investing activities were financed through the Credit Agreement, proceeds from issuance of $7 million zero coupon convertible subordinated notes and proceeds from indebtedness to related parties through March 11, 1998.

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

OTHER MATTERS

The Company utilizes software and related technologies throughout its businesses that may be affected by the Year 2000 problem, which is common to most corporations. The Company is addressing the effect of the potential Year 2000 problem on all of its critical systems and with all of its critical vendors and customers. Specifically, critical informations systems throughout the Company and are Year 2000 compliant. No extra costs were incurred in obtaining this compliance. Bolle France is in the process of implementing its first integrated manufacturing software for which implementation is not yet complete. The system being implemented in France is Year 2000 compliant, and the Year 2000 issues will not affect the current processes in place. Through discussions with vendors and customers, the Company has determined that no critical business areas will be adversely affected by Year 2000 issues, but continues to work with its vendors and customers to ensure a smooth transition. Based on the above, no contingency plan is considered necessary and management believes that any costs and risks related to Year 2000 compliance will not have a material adverse impact on the liquidity or financial position of the Company.

SEASONALITY AND CYCLICAL RESULTS

The Company's sunglass business is seasonal in nature, with the second quarter typically having the highest sales due to the increased demand for sunglasses during that period. The Company's ski goggle business is seasonal in nature with the third quarter having the highest sales due to pre-season orders of goggles for the ski season. This seasonality is partially offset by safety eyewear sales worldwide and the inclusion of Bolle Australia in the consolidated results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $8.6 million and $23.8 million of the Company's revenues for the quarter and nine months ended September 30, 1998, respectively, and $101 million of its total assets including trademarks, goodwill and other intangibles totaling $69 million as of September 30, 1998 were denominated in foreign currencies. Approximately $12 million of indebtedness at September 30, 1998 was denominated in French Francs bearing interest at variable rates based upon the French Franc LIBOR rate. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

         The following exhibits are filed herewith or are incorporated by reference.

         27       Financial Data Schedule (for electronic filing only).

(B) No current reports in Form 8-K where filed during the quarter for which this Form 10-Q is filed.

                                  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOLLE INC.



Date:  November 16, 1998                   By:   /s/ Martin E. Franklin
                                                 ------------------------
                                                 Martin E. Franklin
                                                 Chairman




Date:  November 16, 1998                   By:   /s/ Ian G.H. Ashken
                                                 ------------------------
                                                  Ian G.H. Ashken
                                                  Chief Financial Officer

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


