Form 10-K
period 1998-12-31
BOLLE INC
filed 1999-03-31
CIK 1049588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ________

COMMISSION FILE NUMBER 000-23899

                                   BOLLE INC.
                                   ----------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                 13-393-4135
               --------                                 -----------
      (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

  555 Theodore Fremd Avenue, Rye, NY                      10580
  ----------------------------------                      -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-967-9475 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                               TITLE OF EACH CLASS
                               -------------------
                         Common stock, par value of $.01

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X     NO ___

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MARCH 25, 1998 WAS $18,774,144, COMPUTED BY REFERENCE TO THE CLOSING PRICE AS OF THAT DATE.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S ONLY CLASS OF COMMON STOCK AS OF MARCH 25, 1999 WAS 6,895,329 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

                                  2 BOLLE INC.


                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

                                                                                                   Page
                                                      PART I
Item 1.      Business---------------------------------------------------------------------------------3
Item 2.      Properties------------------------------------------------------------------------------15
Item 3.      Legal Procedings------------------------------------------------------------------------15
Item 4.      Submission of Matters to a Vote of Security Holders-------------------------------------15

                                                      PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters-------------------16
Item 6.      Selected Financial Data-----------------------------------------------------------------19
Item 7.      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations-----------------------------------------------------22
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk------------------------------26
Item 8.      Financial Statements and Supplementary Data---------------------------------------------27
Item 9.      Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure------------------------------------------------------------51

                                                     PART III

Item 10.     Directors and Executive Officers of the Registrant--------------------------------------51
Item 11.     Executive Compensation------------------------------------------------------------------54
Item 12.     Security Ownership of Certain Beneficial Owners and Management--------------------------59
Item 13.     Certain Relationships and Related Transactions------------------------------------------60

                                                      PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K------------------------63

PART I

ITEM 1.  BUSINESS
         --------

GENERAL

         Bolle Inc. (the "Company" or "Bolle") was organized on February 3, 1997 to effect the July 1997 acquisition by the Company's then parent corporation, Lumen Technologies, Inc. f/k/a BEC Group, Inc. ("Lumen"), of Holding B.F. ,a French holding company, which owns the Bolle(R) design and manufacturing operation and certain distribution interests, including the worldwide rights to the Bolle(R) brand. The Company is a holding company, the principal subsidiaries of which are Bolle America, Inc. ("Bolle America"), Holdings B.F., S.A. ("Bolle France") and Bolle Australia Pty Ltd ("Bolle Australia"). Bolle America is the exclusive distributor of Bolle(R) brand products in the United States and Mexico. Bolle Australia is the exclusive distributor of Bolle products in Australia, New Zealand, Hong Kong and of Bolle sunglasses in the United Kingdom. The Company also controls several other entities which hold exclusive Bolle(R) brand distribution rights in other key markets throughout the world.

         On March 11, 1998, Lumen distributed to its stockholders of record as of such date all of Lumen's equity interest in the Bolle business (the "Spinoff"). Shares distributed in the Spinoff were registered with the Securities and Exchange Commission ("SEC") and are listed on NASDAQ under the symbol "BEYE".

         During the fourth quarter of 1998, management concluded that certain significant operational and financial improvements that were anticipated and planned at the time the Company acquired Bolle France have not been achieved nor could management predict that such operational improvements will be achieved in the future. As a result, the Company has written down $30.4 million of intangible assets which were recorded upon the purchase of Bolle France in July 1997. This write down to the estimated fair market value is the result of management's assessment that an impairment has occurred to the value of these assets and careful consideration of the business and market conditions affecting Bolle France. Factors that affected the impairment of the carrying value of Bolle France's intangible assets included: (i) since its acquisition, Bolle France has consistently failed to meet initial projections and subsequent financial forecasts, including management's financial expectations at the date of acquisition, and Bolle France's sales have declined by approximately 10% since the date of acquisition; (ii) the competitive market conditions in the premium sunglass industry have had a more significant impact on the results than anticipated at the time of acquisition; (iii) the evolution of the manufacturer from an build-to-order, family-owned enterprise to a fully integrated manufacturer supplying sister companies on a timely basis has been more difficult than originally envisioned; (iv) capitalizing on the design expertise and knowledge base in France in order to create successful, technologically advanced, yet cost effective worldwide collections each season has been difficult to achieve; (v) the manufacture of safety eyewear has not grown as anticipated primarily due to failed attempts at achieving significant United States distribution; and, (vi) realizing the synergies of vertical integration and streamlining the brand image has been difficult to achieve due to the fragmented brand strategies and independent distributor cultures that existed prior to the Company's purchase of Bolle France. The benefits of vertical integration have not had a significant impact on the Company's operating results and management cannot predict if such synergies will favorably impact its operations in the future.

         These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of Bolle France. The Company has revised its projections and has determined that its projected results would not fully support the future amortization of the goodwill and trademark balances. In accordance with the Company's policy, management assessed the recoverability of goodwill and trademark using an undiscounted cash flow projection based on the remaining amortization period. Based on this projection, impairment existed at Bolle France. Management then estimated the fair value of this asset at December 31, 1998, which resulted in the write down of the Bolle France goodwill by $24.1 million and a write-down of $6.3 million relating to the Bolle trademark. These write downs, net of the associated release of $2.2 million of deferred tax liability, resulted in a charge of $28.2 million.

INTRODUCTION

         The Company designs, manufactures and markets premium sunglasses and sport shields, goggles and safety and tactical eyewear under the Bolle(R) brand name. Bolle(R) products enjoy worldwide recognition and a high quality image in the sport and active lifestyle markets, particularly skiing, golf and tennis as well as in the larger, fashion driven recreational sunglass market. The Company's safety and tactical business, which accounts for approximately half of the Company's aggregate unit sales, serves the specialty segment of the safety eyewear market outside of North America, including laser protection products and military applications.

         The creation of Bolle Inc. through the combination of Bolle America and Bolle France consolidated the Company's ownership of the worldwide rights to the Bolle(R) trademark for the Company's products with its international manufacturing and distribution capabilities into one organization. Since its formation, the Company has been developing and executing a unified marketing strategy targeted at promoting the Company's competitive advantages. Despite the poor operating results since the acquisition of Bolle France, the Company believes that these advantages include its strong brand name, integrated design, production and marketing capabilities, superior technology, specialized product offerings, established international distributors in over 40 countries and a one hundred year long heritage of producing quality products. The Company has integrated its international distributors into a network through acquisitions, including distributors in all corners of the world.

         In recent years, the retail sunglass market has experienced the emergence of a specific premium market, reflected by increased sales of higher-priced and quality-oriented products. The Company competes in the premium sunglass market. Based on available industry data, the Company believes that sales of premium sunglasses grew from $825 million in 1989 to $1.7 billion in 1998. The factors which contribute to the growth of this market include advancements in product technology, growing demand for specialized sunglasses, increased health concerns and greater fashion and image consciousness, all of which encourage multiple purchases. The Company also competes in the special purpose safety and tactical eyewear market. Safety and tactical eyewear products may be designed for general or special purpose. The factors which may contribute to the potential growth of this market include increasing regulation of safety eyewear, new special purpose applications, advancements in product technology and growing demand for more style-oriented products. The Company believes that both its sunglass and safety and tactical eyewear products, with their increased user-specific characteristics and proven long-standing reputation for style and high performance, are suited to today's consumer preferences in their respective markets.

INDUSTRY OVERVIEW

     The Premium Sunglass Market

         The sunglass market consists of two main segments, premium and value-priced. The premium market is defined by products with retail price points of $30 and over and the value-priced segment is defined by products with retail price points below $30. The Company competes in the premium, and not the value-priced, sunglass market. The Company's premium sunglass business accounts for approximately half of the Company's aggregate unit sales and 70% of the Company's total sales. The Company's main competitors are Bausch & Lomb Incorporated ("Bausch & Lomb"), the marketer of the Ray Ban, Revo and other brands, Luxottica Spa ("Luxottica"), and Oakley, Inc. ("Oakley"), which together control approximately 60% of the premium market segment and several other companies with smaller market shares. The Company focuses on the $60 to $110 price point range.

Susceptibility to Changing Consumer Preferences

         The eyewear industry is subject to changing consumer preferences. The Company's sunglasses, particularly its recreational sunglasses, are susceptible to fashion trends. Unanticipated shifts in consumer preferences may adversely affect the Company's sales and it may be faced with resulting excess inventory and underutilized manufacturing capacity. Accordingly, an unanticipated change in consumer preferences could adversely affect the Company's results of operations and financial condition.

     Highly-Competitive Market

         Within various niches of the sports segment of the premium eyewear market, the Company competes with mostly smaller sunglass and goggle companies and a limited number of larger competitors. In order to retain its market share, the Company must continue to be competitive in the areas of quality, technology, method of distribution, style, brand image, intellectual property protection and customer service. The purchasing decisions of athletes, sports enthusiasts and recreational wearers with respect to high performance eyewear often reflect highly subjective preferences which can be influenced by many factors, including advertising, media, product endorsements, product improvements and changing styles. The Company could therefore face competition from existing or new competitors that introduce and promote eyewear which is perceived by consumers to offer performance advantages over, or greater aesthetic appeal than, the Company's products. These competitors include established branded consumer products companies that have greater financial and other resources than the Company. No assurance exists that new developments by the Company's competitors will not render some or all of the Company's potential products obsolete or non-competitive, which would have a material adverse effect on the Company's business, financial condition and results of operations. These competitive pressures led to the poor operating results recorded by the Company in 1998, especially as it relates to Bolle France.

         The Company also competes in the broader, recreational segment of the premium sunglass market. This segment is fragmented and highly competitive and is generally more fashion-oriented. A number of established companies compete in this wider market, several of which have greater financial and other resources than the Company. In certain geographic markets, such as the United States, certain of the Company's competitors have achieved greater brand awareness among consumers than the Company.

     Market Cycles and Recent Declines in Sales Growth in the Sunglass Market

         The world market for premium sunglasses experienced declining sales growth and excess inventory in the last quarter of 1996 and the first nine months of 1997. The results of the Company as well as its competitors were negatively affected by this market trend and the operating difficulties (including excess inventory) experienced throughout the year by a large sunglass specialty retail chain the sales of which account for approximately 15% of total market sales. There can be no assurance that the Company will be able to increase its sales, and should it fail to do so, the Company's financial condition and results of operations could be adversely affected.

         The Company was unable to achieve any significant growth in sunglass sales in 1998, however, it believes that future growth in the premium sunglass market will be driven by:

         Advancements in Product Technology. New products and technologies are continually being introduced to improve the quality and durability of frames and lenses. Advances include (i) polycarbonate lenses for better comfort and safety;
(ii) interchangeable lenses offering multiple styles and functions for a particular frame; (iii) scratch resistant coatings for longer lasting lenses; and (iv) anti-reflective coatings to reduce glare and eyestrain, improve visual clarity and cosmetic appeal. These innovations are increasing the overall range of products in the market.

         Growing Demand for Specialized Sunglasses Leading to Multiple Purchases. In addition to consumer concern for quality eye protection and the growing importance of sunglasses as a fashion accessory, demand for specialized sunglasses to be used as equipment in different sports and activities has grown. This additional customer demand has resulted in more product offerings and greater frequency of purchase by consumers.

         Increased Health Concerns. Consumer awareness of the harmful effects of ultraviolet rays on the eyes and the overall importance of health concerns have increased. This has resulted in greater willingness by consumers to pay more for premium sunglasses believed to provide increased eye protection. In addition, as the proportion of the population who require corrective eyewear increases, the demand for prescription sunglasses is expected to rise.

         Increased Fashion and Image Content. Sunglasses are increasingly being used as fashion accessories for dress, casual and recreational activities. A number of leading designers, such as Giorgio Armani(R), Calvin Klein(R), Guess(R), Nautica(R) and Polo Ralph Lauren(R), among others, are leveraging the appeal of their brand names by offering lines of sunglasses. As the emphasis shifts to include function and fashion, the offerings of shapes and colors have been expanded, creating more sunglass choices and resulting in more frequent purchases by customers.

     The Safety and Tactical Eyewear Market

         Safety and tactical eyewear products may be designed for general or special purpose. General purpose safety and tactical eyewear products provide undifferentiated protection against hazards such as flying objects, glare and liquid. Special purpose safety and tactical eyewear products are designed to fit the needs of a particular category of customers in addition to providing the same protection features as general purpose safety and tactical eyewear products. The Company competes in the special purpose segment of the safety and tactical eyewear market outside of North America. The Company's main competitors are Bacou, Uvex, Dalloz, Karsbug and a number of Far East manufacturers who have introduced styles similar to those of the Company. The Company's safety and tactical business accounts for approximately half of the Company's aggregate unit sales and 30% of the Company's total sales. The Company focuses on the $3 to $25 price point range.

         The key factors which may contribute to the potential growth of the safety and tactical eyewear market include the following:

         Increased Regulation of Safety Eyewear. Demand for safety eyewear products is driven by government regulations promulgated by agencies such as the Occupational Safety and Health Administration, the Mine Safety and Health Administration and the National Institute of Occupational Safety and Health mandating the use of personal protective eyewear for certain job classifications and work-site environments. Other factors creating requirements for personal safety eyewear products at the workplace include the rising cost of insurance, costs and liabilities relating to worker injury and increased safety awareness.

         New Special Purpose Applications. Demand for laser eye protection equipment has risen as a result of the generalized use of lasers in manufacturing processes, military operations and for medical treatment. Other special purpose applications which have developed in recent years include protective eyewear for firefighters, sky divers and paratroopers.

         Advancements in Product Technology. Technological trends in the industry include a move toward lighter-weight and thinner polycarbonate lenses, specialty application lenses, such as infrared lenses, and increased use of scratch resistant and anti-fog coatings. Consumer preferences include lighter and more sophisticated products as more demand for protective eyewear products arises from service industries, schools and hospitals. In 1989, the American National Standards Institute changed the standard pertaining to eye and face protection products. Under the new standard, the evaluation of safety and tactical eyewear products shifted from design to performance based criteria. As a result, producers moved to incorporate more technology in their manufacturing processes to improve product performance.

         Demand for Style-Oriented Products. Superior style and comfort have led to better user acceptance and desirability. Product users prefer fashionable and comfortable safety and tactical eyewear products. The Company believes that industrial purchasers are inclined to select functional products with these characteristics. As a result, more spectacles and wrap around styles are being developed, as opposed to heavier and bulkier goggles and face shields. Rising demand for a broader variety of lens options, styles and colors is also expected.

         BUSINESS STRATEGY

         Since the acquisition of Bolle France, the Company's operating results have been disappointing. As evidenced by the impairment of $30.4 million of the goodwill and trademarks acquired in the Bolle France transaction, the Company has been unable to realize the synergies it expected from the vertical integration of its businesses. In order to successfully implement a worldwide marketing strategy to expand the Bolle brand, the Company believes it must capitalize on the following competitive advantages.

         Strong Brand Name. Bolle(R) products enjoy a strong reputation for high performance and style. This reputation is based on the superior technical characteristics of the Bolle(R) frames and lenses. Because famous brand names are known to trigger instant appeal among consumers, the Company continuously seeks to strengthen consumer perception of the Bolle(R) brand name as representing high quality, technologically advanced and fashionable eyewear products. The Company believes that the Bolle(R) brand ranks among the five best known brands in the premium sport sunglass market and is especially strong among consumers having an active lifestyle, such as skiers, golfers, tennis players, cyclists, surfers and other sports enthusiasts. As a result, the Company believes it has the ability to lead the market for certain products. For example, Bolle(R) ski goggle models such as Chrono(TM) and Futur(TM) have been recognized by numerous ski and snowboard champions as setting the standard for function and quality. The Company will continue to pursue its constant search for superior lens technology as well as improved frame quality and design with the objective of achieving increased brand recognition and greater differentiation from its competitors.

         Integrated Design, Production and Marketing. As a result of its July 1997 acquisition of Bolle France, the Company owns the production and design capabilities of Bolle France and the worldwide rights to the Bolle(R) brand. The Company believes that this organization will enable the Company in the long run to successfully execute a unified worldwide marketing and distribution strategy focused on expanding the Bolle(R) brand through consistent brand image and design innovation. The Company's international design team oversees the design process from mold creation to the final lens development stage. The Company enjoys flexible manufacturing in Oyonnax, France through the use of local subcontractors, while retaining control over manufacturing and all its proprietary processes.

         Superior Technology. Bolle(R) eyewear products incorporate several unique technological features, thus enabling the Company to differentiate itself from its competitors. The best known of these features is the Bolle(R) hydrated "memory" nylon, a virtually unbreakable material obtained through a proprietary process owned by the Company. The Company uses this special process to saturate the nylon material so that it retains moisture. Bolle nylon frames return to their original shape after mistreatment, which significantly improves product life. In addition, unlike most of its competitors, the Company manufactures its own polycarbonate lenses. The Company's primary lens material is polycarbonate, a lighter and more impact resistant material than glass and which provides 100% protection from damaging ultraviolet light. Bolle(R) proprietary lenses provide each eye with a separate optical center of focus, which permits the use of wraparound designs providing wide coverage without sacrificing overall optical clarity or introducing distortion. The Company also offers an interchangeable lens system in its Vigilante, Parole, Solitary and Dash models using the Breakaway(TM) interchangeable lens technology, which enables consumers to customize the look and function of certain Bolle(R) products by offering different lenses that fit the same frame.

         Specialized Product Offerings. The market for premium sunglasses has shown a trend toward consumer preference for sport-specific eyewear. The Company has therefore chosen to focus its sunglasses and sport glasses based on their use rather than their design, style or other defining criteria. The Company has a tradition of designing and manufacturing sport-specific eyewear products in cooperation with its sponsored athletes. For example, the Company has worked with French Olympic ski champions

Jean-Claude Killy and, more recently, Luc Alphand to design and continuously improve its ski goggles. In 1992, the Company was the first to introduce sunglasses with features specifically designed for golf, such as distortion free vision and wraparound design to prevent wind and glare interference. The Company recently introduced its patented Competivision(TM) lens specifically suited to the needs of tennis players with a high performance selective light filtration system designed to enhance the clarity of yellow tennis balls.

Strategy Targeted at Expanding the Bolle(R) Brand

         Worldwide Marketing Initiative. The Company continues to enhance and unify its marketing efforts with the objective of achieving increased recognition of the Bolle(R) brand name around the world. The Company's worldwide marketing initiative includes a single marketing and product brochure for distributors worldwide, coordinated advertising campaigns in major international and local media and at retail locations, more focused sponsorship of athletes attracting international interest and the unification of the Company's sport celebrities endorsement program. The Company's marketing initiative seeks to emphasize through a unified sport-specific approach the technological, style and performance characteristics of Bolle(R) products. The Company's marketing strategy also includes training retail salespersons to fully understand the specifics of Bolle(R) products and in-store education highlighting the Bolle(R) style and technical features. In March, 1998, Sunglass Hut identified Bolle as one of a select number of preferred vendors. The Company expects to coordinate future introductions of new Bolle(R) products with its international distributors, such as new motorsports and fishing lines, so as to maximize the benefits which the Company may derive from its worldwide rights to the Bolle(R) brand and enhance global sales.

         Increased Use of Flexible Manufacturing. The Company enjoys flexible manufacturing in Oyonnax, France through the use of local subcontractors, while retaining control over manufacturing and all proprietary processes. The use of a number of small local subcontractors enables the Company to maintain a variable cost structure and minimal inventory levels, as well as to respond quickly to shifting trends in the industry. The Company will seek to improve the efficiency of this flexible manufacturing process by reducing lead time from design to distribution.

         Develop Product Line Extensions. The Company has plans to develop product line extensions bearing the Bolle(R) brand. Once the reputation of the Bolle(R) brand as a worldwide leader is established in a particular sport and active lifestyle market, brand extensions have been successful, as shown by the Company's experience with Bolle Australia, which has developed and carries a successful line of Bolle(R) accessories, representing approximately 30% of Australian sales.

Safety and Tactical Business Strategy

         The first range of Bolle safety spectacles and goggles were manufactured in Oyonnax, France in 1950 and the first tactical eyewear products sold by Bolle were motorcycle goggles for the French Ministry of Defence in 1982. Since this time Bolle has established a reputation for high quality, stylish safety eyewear. Style is a key element in the marketing of safety products because it induces personnel to wear the safety eyewear.

         The Company's strategy is to build on the historical success it has experienced in its strongest safety markets (Australia, France and the UK) to introduce the safety collection in other markets, particularly in the remainder of Europe and North America. The product has a proven track record of customer acceptance which management believes can be developed in these new markets. The Company is continually introducing new models into the market and has introduced a prescription line in the UK.

         Tactical products have been sold to military establishments in over 10 countries. A separate tactical and military sales force was established by the Company in 1998 and the initial response at trade shows has been encouraging. The nature of the business is that orders tend to be relatively large, but are infrequent.

PRODUCTS

     General

         The Company designs, manufactures and markets a wide variety of premium sunglasses, sport shields, and ski goggles ranging in price between $19 to $180. Products are offered in 3 pricing tiers from $19 to $39 for kids products and entry level ski goggles, $39 to $99 for general and recreational sports sunglasses and goggles and $99 to $180 for high performance and sport specific sunglasses. The Company currently offers approximately 80 models of sunglasses, sport shields and goggles in 9 focused collections for a total of approximately 400 separate product offerings. Each year, the Company attempts to introduce a number of new styles and retire slower moving product offerings. Recently introduced Bolle(R) products include new styles within the Action Sport(TM), Snakes(TM), Originals(TM), and Metals collections as well as the introduction of the Tempo(TM), Kids, and Competivision(TM) collections.

         In addition to branded consumer products, the Company offers a wide variety of private label products, and safety and tactical eyewear including safety glasses and goggles, face shields, laser eye protection devices and other specialized safety and tactical eyewear products.

         The Company believes that the continued introduction of new and innovative products will be important to its success and that it must continue to respond to changing consumer preferences in the areas of style, function and technological innovation.

     Active Lifestyle Focus

         Bolle(R) products are designed to meet the needs of active lifestyle consumers. The Company's products are designed to enhance performance during most athletic endeavors, from recreational activities to hard-core competition, such as skiing, biking, snowboarding, triathlon, surfing, golf, and tennis. Bolle(R) sport shields and goggles are offered for a broad range of sports activities, including road and high-speed sports, squash, racquetball and other high impact sports, windsurfing, rock and ice sports as well as sky diving. Bolle(R) ski goggles are designed to provide performance and protection to persons facing the elements encountered in skiing, snowboarding and other winter sports.

     Technological Characteristics

         Bolle(R) Frames. Bolle(R) nylon frames are lightweight and virtually unbreakable. The Company uses an hydrated "memory" nylon, a virtually unbreakable material obtained through a proprietary process owned by the Company. The Company uses a proprietary process to treat the nylon material so that it retains moisture and results in unique and superior performance properties. Bolle nylon frames return to their original shape after a mistreatment, which significantly improves product life. Pigments are incorporated during the manufacturing process and are therefore unalterable. Grylamid frames are used for their light weight and transparent properties. The Company's metal frames employ state-of-the-art alloys combined with sport functional features such as silicon nose pads, Thermo-Grip(TM) temple tips, and spring hinges, which provide comfort, durability and resiliency. Frames are offered in a variety of colors to satisfy the preferences of both the sport's specific and general eyewear markets.

         Bolle(R) Polycarbonate Lenses. The Company's primary lens material is polycarbonate, the most impact resistant lens material on the market today. Not only is it twenty times more impact resistant than glass but it is also three times lighter and maintains exceptional optical quality. Polycarbonate has proven itself in such demanding applications as jet aircraft windshields and the Company was among the first to incorporate lightweight polycarbonate lenses for use in recreational and sport eyewear. Through internal research and development the Company has created a variety of proprietary polycarbonate lenses combining superior impact resistance, glare protection, and optical clarity. One such lens is the Bolle 100(R), which blocks 100% of ultraviolet rays, 100% of infrared rays and the majority of blue light. Consumer opinion has indicated the Bolle(R) 100 lens is one of the most comfortable and protective high contrast lenses on the market today. The performance of this lens is achieved through absorbers molded into the material thereby ensuring a higher level of quality and durability. Most recently, the Company has introduced the Sandstone(TM) lens which integrates the enhanced performance of polycarbonate with the superior glare protection of polarization. Coupled with superior anti-reflective and hydrophobic coatings the Company has created what it believes to be a new generation of sport's specific Jenses. Bolle(R) is focusing future research and development activities on the continued innovation of their polycarbonate lenses in such areas as photocromatic, color enhancement and optical design.

         Other Lenses. While Bolle's focus is on the continued evolution of polycarbonate as its primary lens material, other materials such as glass are used in non-sport specific applications where impact resistance is not critical. The Company's most technologically advanced glass lens incorporates color enhancement, polarization, and hydrophobic and anti-reflective coatings.

     Optional Features

         The Company offers an interchangeable lens system in its Vigilante(TM), Parole(TM), Solitary(TM), and Dash(TM) models which encompass the Breakaway(TM) collection, which enable consumers to customize the style and function by adapting different lenses to the same frame. Also offered with many Bolle(R) products is a patented Sport Optical System(TM), which the Company has designed to satisfy the needs of an increasing number of its customers requiring sport glasses with corrective lenses. In addition the Company offers anti-scratch and anti-fog coatings which are evolutions of their proprietary coatings first developed in 1973.

     Safety and Tactical Products

         The Company carries a line of approximately 50 safety and tactical styles and produces customer specific designs for special purpose applications. The products feature the Company's proprietary "memory" nylon frames and carboglass(TM) lenses, manufactured of high impact, quartz coated, scratch resistant polycarbonate. The Bolle(R) safety spectacle range provides style, function and comfort using advanced technology and materials. As well as manufacturing safety glasses for standard industrial requirements, the Company specializes in specific application eyewear such as laser glasses, chemical splash protection and military approved products. Throughout the Company's history, a number of the technologies developed for safety and tactical products have proven viable for use within the consumer sunglass and goggle collections. The Company believes that their participation in the tactical and safety markets has a significant positive impact on their consumer products by allowing them to identify and commercialize advanced technologies ahead of their competition.

ADVERTISING AND MARKETING

         With the consolidation of production and design capabilities and the rights to the Bolle name under one worldwide umbrella organization, the Company has begun to create and execute a unified worldwide marketing strategy. For the first time in the Company's history there is a single worldwide product line around which to build a consistent brand strategy. This has enabled the Company to create catalogs, brochures and other collateral, along with point-of-purchase materials that focus on consistent models and technological features with only translations needed for localization.

         Bolle is being recognized for the innovation of its sport-specific eyeswear. Two channels of distribution that represent an opportunity for the Company are golf and tennis, sports that traditionally have not had a significant eyewear presence. As the medical effects of long-term exposure to UV rays have received increased attention, the need for well-designed eyewear with specific technical features that can be used at the highest levels of the sport has become apparent. Bolle's innovations in high contrast colors, polarization, interchangeable lenses, etc. has enabled the company to position itself as a leader. Golf will continue to grow as specialty pro shops recognize golf eyewear as a necessity for performance and protection.

         The introduction of Bolle's patented tennis eyewear, Competivision, epitomizes the Company's commitment to sport specific eyewear. Named Tennis Product of the Year by Tennis Week Magazine it is expected to open up a completely new channel of distribution, the tennis pro specialty shop, and broaden Bolle presence in specialty and general sporting good stores and optical outlets. It will also broaden Bolle's exposure at premier sporting events it expects to sponsor such as the French Open, The Lipton Championships and the US Open tennis tournaments. These events also represent opportunity for on site retail sales with key retail partners like Sunglass Hut to help leverage Bolle's position as a key vendor. They also present opportunity to showcase Bolle's expanding roster of world class athlete endorsers such as Martina Hingis.

In addition to key endorsers such as #1 ranked Hingis, Olympic gold medalists Jean Luc Cretier and Picabo Street, World Cup champion Luc Alphand, Formula I champion Jacques Villeneuve, Bolle has added athletes like #2 world ranked slalom skier Kristina Koznick, World Snowboard Champions Kevin and Brian Delaney, World Champion wakeboarder, Hunter Brown, and world renowned free climber Todd Skinner. The company is also expecting to remain involved in other major event and organization sponsorship such as the World Alpine Championships in Vail, CO, the Tour de France, the Bob Hope Desert Classic, The US Ski Team, Team Mercury pro cycling and the United States Professional Tennis Association.

Bolle's distribution agreement with Reusch ski/snowboard gloves and mittens for North America is expected to provide additional leverage for the brand with US Ski Team organization, ski and snowboard athletes, on hill professionals and winter sports retailers.

         The strategy of combining sport specific eyewear products with innovative technological features, high-visibility endorsers and event sponsorships, and unified advertising campaigns and materials that tie those together, will provide the authenticity for the Bolle brand that will set it apart. The Company is hopeful that this awareness will create demand at both the retail and consumer level. That authenticity is reinforced by grassroots effort in each sport channel of distribution with store employees, teaching and professional organizations, and coordinated local and regional athlete and event activity.

DESIGN AND PRODUCTION

         Design. The Company employs a four person design team in Oyonnax and maintains relationships with a variety of design agencies around the world under the supervision of Mr. Aaron Markovitz and Mr. Maurice Bolle. Mr. Maurice Bolle designed the famous cat eye sunglass in the 1950's. The Bolle design team oversees the entire design process, from the creation of the first prototype to the final production tooling. The team is also responsible for overseeing the successful implementation of all aspects of product specifications including lens, case and packaging. Approximately 20 new molds are designed each year supporting our core business including sunglasses, safety products, ski goggles and tactical eyewear. The Company currently houses a library of approximately 700 molds. The molds for each Bolle design have been inventoried in a warehouse at the Company's facilities in Oyonnax, France. The Company believes it maintains the capability to produce over 97% of the products represented by its mold inventory.

         Production. Although the Company has outsourced the completion of a substantial number of steps in the process it uses to manufacture its products, the Company still closely oversees the activities of its subcontractors. This enables the Company to retain control over the entire assembly process that leads to any finished Bolle(R) product, including the production of eyeglass frames through injection molding, foam cushioning and straps for the Company's sport products, and creation of design applications added to eyeglass frames. The majority of the subcontractors of the Company are located in the immediate vicinity of the Company's facilities in Oyonnax, France and the manufacture of Bolle(R) products is their primary activity. The Company has not entered into binding agreements with its subcontractors and has not outsourced the production of items involving proprietary processes. However, the Company believes that its history of good relations with such subcontractors and the close proximity of these subcontractors to its operations provides a conducive environment for continued good business relations. The Company believes its arrangements with subcontractors enable it to maintain a variable cost structure and minimal inventory levels, as well as to respond quickly to shifting trends in the industry.

         Products manufactured entirely by the Company include those made pursuant to orders that are not large enough to warrant subcontractor production, or which require the utilization of certain molds which do not fit the machine specifications of subcontractors or which correspond to new or specific design requirements, such as hard eyewear cases or certain eyeglass frames which feature a wire-reinforced temple. The Company also participates in original equipment manufacturing for other manufacturers of premium-priced eyewear at its manufacturing facility. Although such arrangements do not represent a significant portion of its business, the Company believes the manufacture of these products is evidence of its continued reputation as a quality producer of high performance eyewear.

SUPPLIERS

     Raw Materials

         The Company generally obtains the raw materials required for use in eyewear production, such as polycarbonate and nylon, from distributors of such materials and occasionally directly from suppliers. The Company is not dependent on any one source for supply of such materials and has not in the past had, and does not expect in the future to have, difficulty in obtaining these materials. These materials are generally available from a number of U.S. and international suppliers.

     Metal Frames

         Bolle has participated in the metal sunglasses market for four seasons and is currently developing a more comprehensive metal collection. Metals represent 50% of the total sunglass market, a significant opportunity for the Bolle brand. In an effort to establish a more viable metals collection consistent with the strategy of the brand, a joint development project has been initiated with Pina Farrina design, Jacques Villeneuve World Champion Formula I driver and a premium Italian frame manufacturer.

COMPETITION

         The Company faces intense competition in the premium sunglasses and ski goggle business. The premium sunglasses industry is dominated by three large competitors, Bausch & Lomb, Luxottica and Oakley, with a combined share of the U.S. premium sunglass market estimated at approximately 60%. The rest of the market is fragmented, with numerous small competitors. The Company competes with a number of manufacturers, importers and distributors whose brand names may enjoy greater brand recognition than that of Bolle(R). The principal methods of competition are style, product performance, price and brand recognition. Most competitors of the Company offer a portfolio of brands, as opposed to focusing exclusively on one brand, as do the Company and Oakley. In addition, the Company faces intense competition in the safety and tactical eyewear market, including competition from Bacou, Uvex, Dalloz, Karsurg and a number of Far East manufacturers who have introduced styles similar to those of the Company. Competition in safety and tactical eyewear is based on quality, price, reputation and technological features.

         Companies active in Bolle's industry must respond simultaneously to changes in fashion and technology, yet maintain inexpensive and rapid production in order to remain competitive. Moreover, changing economic conditions and regulatory policies complicate such companies' ability to address all factors effectively. Consequently, these companies attempt to reduce the impact of these variables through reliance on name brands and images. Consumers' purchasing decisions are often the result of highly subjective preferences which can be influenced by many factors, including, among others, advertising, media, promotions and product endorsements. The Company believes that its competitive advantages include its brand name recognition; product quality; product performance; leading edge styling; integrated design, production and marketing; superior technology and technological innovation; specialized product offerings; price; and international distribution networks. The Company also believes that the competitive advantage constituted by the Company's right to market Bolle(R) products in the United States through multiple retail distribution channels, including general and specialty sporting goods stores and optometrists, ophthalmologists and opticians, is important to its competitive position.

         The intense competition in the premium sunglass and ski goggle business has contributed to the Company's disappointing operating results in 1998. The Company believes its future success will depend upon its ability to remain competitive in its product areas. With several of its competitors having greater financial, research and development, manufacturing and marketing experience and resources than the Company, the Company faces substantial long-term competition. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and the Company's image and could have a material adverse effect on the Company's business.

CUSTOMERS

         The distributors owned by the Company are not dependent upon a single customer or a few customers. None of the Company's customers accounted for more than 10% of the Company's consolidated revenues in 1998.

QUALITY CONTROL AND PRODUCT IMPROVEMENT

         Bolle(R) products are subject to stringent quality control requirements. At every step of the production process, each piece of a product is inspected by hand before moving to the next level of production. The Company estimates that each unit of eyewear undergoes a minimum of four quality control inspections before it leaves the facility. Technicians test random samples from the manufacturing facility and from subcontractors to check for durability and other production specifications. Product improvements are continually developed in the Company's testing laboratory. For instance, the Company tests the fit of its sport and safety goggles by using a machine which agitates particles in the air and measures the amount of particles which pass through the edges of the product. The Company's testing laboratory meets all British, German and U.S. national standards for testing. High velocity and radiation testing are conducted regularly. Laser coating units and spectrophotometers add to the Company's ability to produce superior products.

SALES AND DISTRIBUTION

         The Company sells its products through a worldwide network of both affiliated and independent wholesale distributors in over 40 countries, which in turn distribute Bolle(R) products to retail outlets. Information regarding the sales, operating profit or loss and identifiable assets attributable to the Company's U.S. and foreign operations for the year ended December 31, 1998 is set forth in Note 15 to the Company's Consolidated Financial Statements. During 1998, 44% of total sales were in North America, 36% of sales were in Europe, 20% of sales were in Australia and Asia ("Australasia").

          In the United States, the Company sells its products through a nationwide network of approximately 200 independent sales representatives and distributors to over 10,000 accounts, which include general and specialty sporting good stores, opticians, ophthalmologists and optometrists, golf pro shops, retail sunglass stores and mail order catalog companies.

         Bolle America has signed a 5-year distribution agreement with Reusch of Germany, a premium sports glove company.

         The Company's retail products distribution operations are designed to meet the individual inventory and service requirements of its customers. Products are shipped in a variety of volumes, ranging from full truck loads, to small orders, to pre-stocked displays. Most orders are shipped by ground service via common carriers to either a customer's distribution center or directly to the customer's retail location. The Company believes that its operations are capable of meeting a customer's individual service needs.

SEASONALITY

         The Company's sunglass business is seasonal in nature with the second quarter having the highest sales due to the increased demand for sunglasses during that period. The Company's goggle business is seasonal in nature with the third quarter having the highest sales due to the increased demand for goggles during the ski season. This seasonality is partially offset by safety eyewear sales worldwide.

CREDIT AGREEMENT

         On March 11, 1998, the Company entered into the Credit Agreement (the "Credit Agreement"), pursuant to which the lenders party thereto (the "Lenders") and NationsBank, N.A., as agent ("NationsBank" or the "Agent") agreed to make available to the Company (i) a term loan facility denominated in French Francs of FF61,290,000 ($10,000,000 at the time of drawdown) for a term of five years
(ii) a revolving credit facility denominated in U.S. dollars or French Francs, at the Company's option, of up to $18,000,000 for a term of three years and
(iii) a letter of credit facility of up to $5,000,000 for a term of three years, provided that no letter of credit need be issued if the aggregate sum of all drawdowns under the letter of credit facility and the revolving credit facility exceeds $18,000,000. The Company may use borrowings under the Credit Agreement for working capital to finance capital expenditures permitted under the Credit Agreement, to refinance certain existing indebtedness, and for other miscellaneous corporate purposes. The Company, NationsBank and the Lenders entered into Amendment No. 1 to the Credit Agreement on May 29, 1998 for the purpose of amending the Credit Agreement to permit the issuance of the Convertible Notes and the optional redemption, repayment or conversion thereof, as contemplated by the Convertible Note Purchase Agreement. In addition, as of December 31, 1998, the Credit Agreement was further amended. The amendment, among other things, changed the requirements of certain financial covenants and required that $3 million of the proceeds from the sale of Eyecare Products, PLC be used to pay down part of the term facility.

         Interest accrues on borrowings outstanding under the term loan facility and on French Franc borrowings outstanding under the revolving credit facility at a variable rate, which is based on the London Interbank Offered Rate ("LIBOR") for French Francs, currently approximately 6%. Interest accrues on dollar borrowings outstanding under the revolving credit facility at either, at the Company's option, (i) a variable rate based on the greater of (x) NationsBank's prime rate or (y) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System or (ii) a fixed rate, based on LIBOR for U.S. Dollars.

         The Company and each domestic subsidiary of the Company (collectively, the "Guarantors") executed, among other documents, (i) a Second Amended and Restated Guaranty Agreement dated as of March 11, 1998 for the benefit of Lenders, guaranteeing the payment of the obligations of the Company to the Lenders under the Credit Agreement (the "Obligations"); (ii) a Second Amended and Restated Security Agreement dated as of March 11, 1998, granting to the Lenders a security interest in, among other things, their inventory, receivables, equipment, contracts and all general intangibles as security for payment of the Obligations and (iii) a Second Amended and Restated Intellectual Property Security Agreement dated as of March 11, 1998, granting to the Lenders, among other things, a security interest in material intellectual property, as security for payment of the Obligations. In addition, pursuant to the terms of a Stock Pledge Agreement dated as of March 11, 1998, entered into by the Company and certain of its subsidiaries, the Company pledged to the Agent 100% of the capital stock of the Company's domestic subsidiaries owned by the Company; 65% of the voting stock and 100% of the non-voting common stock owned by the Company of any direct foreign subsidiaries of the Company acquired or created after March 11, 1998 and 100% of the capital stock owned on March 11, 1998 by the Company of any foreign subsidiary of the Company, to the extent that such pledge would not result in adverse material tax consequences for the Company.

         Pursuant to and subject to the terms of the Credit Agreement, as amended, the Company may borrow under the revolving credit facility until March 11, 2001, at which time the revolving credit facility terminates and all amounts outstanding thereunder become due and payable. The term loan facility is subject to repayment in accordance with the schedule set forth in the Credit Agreement, as amended, with the final payment of all amounts outstanding, together with accrued interest thereon, being due and payable on March 11, 2003. The Credit Agreement, as amended, also requires the Company to make certain mandatory prepayments and allows the Company to make optional prepayments.

         Pursuant to the Credit Agreement, as amended, the Company is subject to certain covenants, including, without limitation, restrictions on: (i) the incurrence of additional indebtedness; (ii) the creation of liens on the Company's property or assets; (iii) future acquisitions and mergers, except for the acquisition of Bolle Australia; (iv) the payment of dividends, redemptions or distributions and (v) a change of control. The Company is also required to maintain, among other things, certain minimum consolidated fixed charge ratios, certain consolidated leverage ratios and consolidated net worth in accordance with the provisions of the Credit Agreement, as amended.

REGULATION

         The Company has been specifically certified by appropriate industry and governmental authorities to manufacture sunglasses, sport products and industrial protection products as well as laser protection products and eyewear produced for specific military orders.

INTELLECTUAL PROPERTY

         The Company, directly or indirectly, owns the exclusive right to a number of registered trademarks in the United States and other countries, including but not limited to Bolle(R) for eyewear, clothing and bags; Bolle PC(R); CHRONOSHIELD(R); MICRO EDGE(R); Bolle EYEZONE(R); EYEZONE DESIGN(R); PUT 'EM ON YOUR FACE(R) for clothing and eyewear; EAGLE VISION(R) and EAGLE VISION(R) design for clothing and eyewear; TACTICAL(R); bf(R); MAURICE BOLLE(R); CARBO GLAS(R); AQUASHIELD(R); SNAKE(R) design and most recently b(R) design; THERMO-GRIP(R); SANDSTONE(R) and XENO(R). In addition, Bolle has applications pending to register a number of additional trademarks, including BREAKAWAY(TM), EQUALIZER(TM); BOLLE POSITIONING SYSTEM(TM); BPS(TM); FLO-TECH(TM); FOKKER(TM); HEADSET(TM); M2(TM); ORVET(TM); RE-CENTERED(TM); SERPENT(TM); SPEED READ(TM); VERMILLON(TM); Bolle ATTACK(TM) and COMPETIVISION(TM).

         The Company has a number of design and utility patents registered in the United States and other countries. The US patents have expiration dates ranging from 2001 to 2017. Some of the patents are subject to maintenance fees to maintain their registration. The patents are intended to protect the unique design and functional characteristics of Bolle products from duplication by competitors. Most recently, design patents for DASH and VIGILANTE were issued on September 8, 1998 and Sepember 15, 1998. BREAKAWAY and NAJA design patents on January 13, 1998 and March 3, 1998.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 292 employees, approximately half of which were assigned to the Company's design, production and distribution operations in France with the remainder assigned to its distribution operations in the United States and other parts of the world. None of the Company's employees working in the United States is subject to a collective bargaining agreement. Employees of the Company working in France are subject to the provisions of the French Labor Code and a collective bargaining agreement. The Company considers its relations with its employees in the United States and France to be satisfactory.

ENVIRONMENTAL REGULATION

         Compliance with environmental laws and regulation has not had a material effect on the Company's earnings to date and is not expected to have a material effect in the future, nor has the Company been required to undertake significant capital expenditures to meet environmental regulations. Manufacturing operations managed by corporations in which the Company has an interest are subject to regulation by various federal, state and local agencies and foreign governmental authorities concerned with environmental control. The Company believes that at this time compliance with such environmental laws and regulations will not have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

ITEM 2.  PROPERTIES
         ----------

         As of December 31, 1998, the locations of the Company's principal facilities are as follows:

                                                                                   Approximate
             Location                         Principal Use/User(S)              Square Footage
-----------------------------------------------------------------------------------------------
Oyonnax, France.............   Manufacturing plant, design center, warehouse         90,000
                               and office space
Wheat Ridge, Colorado.......   Warehouse and office space                            30,000
Melbourne, Australia........   Warehouse and office space                            16,700

         The Company's main manufacturing facility in France is approximately 90,000 square feet, located just outside Oyonnax, France. This facility houses the majority of the manufacturing activities of the Company as well as the quality control aspects, management, accounting and design. The Company recently relocated its warehouse and office space in the U.S. in Wheat Ridge, Colorado. The new facilities have an approximate square footage of 30,000.

         The Company owns all of its manufacturing facilities in France. The Company leases its Wheat Ridge facilities, which are located in the Denver metropolitan area, under a lease which expires in 2005, with an option to extend for an additional three year term. The Company also leases its facilities in Melbourne, Australia under a lease which expires in 2000.

ITEM 3.  Legal Proceedings
         -----------------

While the Company is engaged in routine litigation incidental to its business, the Company believes that there are no material pending legal proceedings to which it is a party or to which any of its property is the subject. In connection with the Spinoff, the Company has agreed to indemnify Lumen against liabilities which may arise from certain pending litigation. The Company does not believe that any of such pending litigation constitutes material legal proceedings for the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

         The Company's common stock commenced trading publicly on March 12, 1998. The Company's common stock is listed on the NASDAQ National Market under the symbol "BEYE".

         The following table sets for the the high and low sale prices of the Company's common stock as reported on the composite tape of the exchange for each quarters in 1998 indicated.

                                         High              Low
                                         ----              ---
         Fourth quarter                  $4.1250           $1.7500
         Third quarter                   $5.3750           $3.6875
         Second quarter                  $7.0625           $4.8750
         First quarter                   $8.2500           $6.3750

         As of March 25, 1999, there were approximately 800 stockholders of record of the Company's common stock (representing more than 5,000 beneficial owners of the Company's common stock). No dividends have ever been declared on the Company's common stock, other than as disclosed in the Selected Historical Data set forth below and other than in connection with the distribution of shares of common stock in the Spinoff. The Company has no intention of paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors that any retained earnings will be used to finance expansion of the Company's operations. In addition, except under certain conditions, the Company is precluded from paying dividends on its common stock pursuant to (i) its Credit Agreement with a syndicate of lenders led by NationsBank NA; (ii) the terms of its Convertible Subordinated Note Purchase Agreement dated as of May 29, 1998 with OZ Master Fund, Ltd.; and, (iii) terms of the Certificate of Designation relating to the Series B Preferred Stock of the Company.

Series A Preferred Stock

         The issuance of the Series A Preferred Stock, Series B Preferred Stock and Warrants (described below) was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(a) thereof and rules promulgated thereunder, and the securities so issued were deemed to be restricted securities. No underwriter was engaged in connection with such issuance of securities.

         Pursuant to the terms of the Amended and Restated Share Purchase Agreement, dated July 9, 1997, by and among the Company, on the one hand, and Mr. Robert Bolle, Mr. Maurice Bolle, Mr. Franck Bolle, Ms. Patricia Bolle Passquay, Ms. Brigitte Bolle and Ms. Christelle Roche (collectively, the "Sellers") on the other hand, the Company issued to the Sellers an aggregate of 64,120 shares of Series A Preferred Stock. Holders of Series A Preferred Stock are not entitled to receive dividends.

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

         Shares of the Series A Preferred Stock will be redeemed by the Company upon 10 days' prior written notice on the third anniversary of their issuance, subject to the provisions of the Company's senior indebtedness in effect at the effective time of the Spinoff (which includes indebtedness under the Credit Agreement) (the "Senior Indebtedness"). Prior to that, the Company may redeem any shares of Series A Preferred Stock at any time upon 10 days prior written notice. In addition, in the event the Company's EBITDA exceeds US $18,400,000 for the fiscal year 1998 or US $24,700,000 for the fiscal year 1999, the Company is obligated to redeem, upon 10 days prior written notice, and within 110 days after the close of the relevant fiscal year, any shares of Series A Preferred Stock then outstanding, provided in each case that Bolle remains in compliance with the financial covenants contained in the Senior Indebtedness after giving effect to such redemption and US $2,000,000 is available for borrowing by Bolle under such senior indebtedness. In the event that the Series A Preferred Stock is not redeemed in full by its due date, it will begin accruing interest from July 2000.

         Generally, the shares of Series A Preferred Stock have no voting rights. If the Company fails to give notice of a redemption within three years of the date of issuance of any shares of Preferred Stock, the holders of more than 90% of such shares shall have the right to cause the Company to use commercially reasonable efforts to either obtain cash in order to redeem in full such shares or to effect without delay a commercially reasonable sale of the Company's assets or the merger, consolidation or other reorganization of the Company. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the consent of holders of at least 90% of such shares, (i) alter or change the rights, preferences or privileges of such shares or (ii) issue any class or series of preferred stock ranking senior or pari passu with the Series A Preferred Stock with respect to dividend, redemption or liquidation rights. Shares of Series A Preferred Stock may only be transferred to persons who are already holders of such shares and in accordance with applicable laws.

Series B Preferred Stock

         Under the terms of the Bolle Series B Preferred Stock, holders of Bolle Series B Preferred Stock are entitled to accrue cumulative cash dividends, whether or not declared by the Company's Board of Directors, payable semi-annually at an average rate of 5.75% of the Liquidation Preference, as described below, for 1998 and increasing annually up to 10% of the Liquidation Preference beginning on January 1, 2000 and continuing until the Series B preferred stock has been redeemed. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Bolle Series B Preferred Stock will be entitled to receive from the Company's assets legally available for distribution to stockholders, a payment in an amount equal to 5,500 French Francs ($930 at the July 10, 1997 exchange rate of 5.9197 used to convert into U.S. dollars all amounts denominated in French Francs paid by Lumen in connection with the acquisition of Bolle France) per share of Bolle Series B Preferred Stock (the "Liquidation Preference") plus any accumulated and unpaid dividends thereon. After payment of the full amount of the liquidation distributions to which they are entitled, the holders of Bolle Series B Preferred Stock will have no right or claim to any of the remaining assets of the Company. In the event that upon any such voluntary or involuntary liquidation, dissolution or winding up, the available assets of the Company are insufficient to pay the amount of the liquidation distributions on all outstanding shares of Bolle Series B Preferred Stock, then the holders of Bolle Series B Preferred Stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled. The Bolle Series B Preferred Stock are not convertible or exchangeable for any other securities of the Company.

         The Company may redeem the shares of Bolle Series B Preferred Stock, in whole or in part, for cash or, beginning on January 1, 1998, by issuing to the holders of the Series B Preferred Shares a subordinated debt instrument (the "Subordinated Debt") with substantially the same powers, designations, preferences and relative, participating, or other rights, and qualifications, limitations and restrictions as the Bolle Series B Preferred Stock, upon 10 days prior written notice. In addition, the Company must, upon 10 days prior written notice, redeem, out of funds legally available therefor, the Bolle Series B Preferred Stock (if not previously redeemed), upon the earlier occurrence of (i) the earlier of (A) the third anniversary date from the issuance of the Bolle Series B Preferred Stock, if redemption is then permitted under the terms and conditions of the Company's Senior Indebtedness, (B) such later date as redemption is first permitted under the terms of the Company's Senior Indebtedness; (ii) the closing of any equity financing by the Company, but only to the extent of the net cash proceeds of such financing by the Company and no more than the redemption price of the then outstanding shares of Bolle Series B Preferred Stock, and provided further, that such redemption would not violate any of the terms and conditions of the Company's Senior Indebtedness; or
(iii) a change of control resulting in the Company's payment in full of all amounts due with respect to its Senior Indebtedness.

         Generally, the shares of Bolle Series B Preferred Stock have no voting rights. So long as any shares of Bolle Series B Preferred Stock are outstanding, the Company shall not, without the consent of the holders of at least 90% of such shares, (i) alter or change the rights, preferences or privileges of such shares; (ii) declare or pay a dividend or otherwise make a distribution on any security issued by the Company which is junior to the Bolle Series B Preferred Stock with respect to dividends or upon liquidation, including the Series A Preferred Stock; (iii) enter into any agreements that prohibit the Company from declaring or paying dividends on the Bolle Series B Preferred Stock or redeeming the Bolle Series B Preferred Stock or Subordinated Debt, as the case may be; or
(iv) issue any class or series of Preferred Stock ranking senior or pari passu with the Bolle Series B Preferred Stock with respect to dividend, redemption or liquidation rights. Shares of Bolle Series B Preferred Stock may only be transferred in strict accordance with applicable laws.

Warrants

         Pursuant to the terms of the Warrant Agreement, the Company issued Bolle warrants for the purchase of 663,618 shares of Bolle Common Stock (the "Bolle warrants"). The Bolle Warrants will be exercisable between July 9, 1999 and July 9, 2001 (the "Exercise Period") at an exercise price of $9.95 per share, subject to certain other adjustments (the "Exercise Price"). The Bolle Warrants may only be transferred during the Exercise Period and may not be transferred in the absence of registration of the Bolle Warrants under the Securities Act of 1933 and state securities laws or an exemption therefrom.

         The Bolle Warrants may only be exercised for the purchase of a minimum of 17,000 shares of Bolle Common Stock or for the remaining amount of shares that the warrantholder is then able to purchase upon exercise thereof. Upon the surrender of a Bolle Warrant and payment of the Exercise Price, the Company shall issue no later than 10 business days from the date of such surrender and payment certificates for the number of shares so purchased together with cash for any fractional shares.

         In addition, at any time during the Exercise Period, any number of Bolle Warrants may be exchanged without payment of the Exercise Price into a number of shares of Bolle Common Stock having a value equal to that of the number of shares which would be issued by the Company upon receipt of the Exercise Price, less the Exercise Price.

         The Company must at all times keep reserved, so long as the Bolle Warrants remain outstanding sufficient shares of its Common Stock to cover the exercise of the Bolle Warrants. Furthermore, the Company must notify the holders of the Bolle Warrants no less than 20 days prior to the date on which the Company (i) shall pay any dividend upon its Common Stock or make any distribution to the holders of its Common Stock; (ii) offers pro rata subscription rights to the holders of its Common Stock; (iii) offers any other rights to the holders of its Common Stock; (iv) engages in any capital reorganization, reclassification, consolidation, merger, or disposition of all or substantially all of the Company's assets; or (v) engages in a voluntary or involuntary dissolution, liquidation or winding up of the Company.

         At any time during the Exercise Period, the holders of at least a majority of the shares issued or issuable pursuant to the exercise of the Bolle Warrants and any securities issued or issuable with respect to those shares ("Registrable Securities") may cause the Company to register those shares under the Securities Act within a commercially reasonable time. If such registration is requested, the holders of the Bolle

Warrants must pay all registration expenses, whether or not the registration is ever deemed effective. Furthermore, if at any time after July 9, 1999 the Company intends to file a registration statement for the registration of an offering of equity securities with the Securities and Exchange Commission, the holders of Registrable Securities must be given at least 30 days prior notice and may have their Registrable Securities included in such registration statement. In such case, the Company shall pay all registration expenses.

Zero coupon convertible subordinated notes

         On May 29, 1998, the Company issued $7,000,000 in zero coupon convertible subordinated notes (the "Convertible Notes") to Oz Master Fund, Ltd., under an exemption from registration under the Securities and Exchange Act of 1934. Pursuant to the terms of the Convertible Subordinated Note Purchase Agreement, the Convertible Notes are convertible at any time at the option of the holders and under certain circumstances of the Company into a maximum of 1,333,333 shares of Common Stock. Under certain circumstances, including if the Company fails to convert or redeem Convertible Notes when due, the Company becomes obligated to repay the principal amount (up to a maximum of $7,000,000) in cash and issue up to a maximum of 360,000 shares to the holder(s) of such Convertible Notes. The Convertible Notes mature on May 29, 2002. The sale of these securities was made in reliance upon an exemption from the registration provisions of the Securities Act set for the in Section 4(2) as a transaction by an issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following selected financial data have been derived from audited historical statements and should be read in conjunction with the consolidated financial statements of the Company and its significant subsidiaries included herein.

         The Company was formed in 1997 to complete Lumen's acquisition of Bolle France. Bolle America was purchased by Lumen in November 1995 in a pooling of interests transaction. In conjunction with the purchase of Bolle France, Bolle America became a subsidiary of the Company. Accordingly, for accounting purposes only, Bolle America is treated as the acquirer of Bolle France and therefore the predecessor business for historical financial statement purposes. The Company purchased Bolle Australia as of April 1, 1998.

 (In thousands, except share and
         per share date)                  1998(1)       1997(2)(6)       1996(3)        1995(4)          1994(5)
                                        -----------    ------------    -----------    -----------      -----------
STATEMENT OF OPERATIONS DATA:
Net sales                               $    52,551    $     32,160    $    24,425    $     24,829     $    23,094
Cost of sales                                26,304          15,354         12,130          12,181          10,814
                                        -----------    ------------    -----------    ------------     -----------
Gross profit                                 26,247          16,806         12,295          12,648          12,280
Selling, general and
   administrative expenses
   (including advertising and                32,852          16,342         11,374          10,275           8,871
   sponsoring expenses)
Merger and acquisition
   integration related expenses                               3,750                          3,050
   Interest expense (income)                  1,555             963           (256)           (302)            316
Write down of intangible assets              28,186
Other expense (income)                       (1,284)           (693)          (450)             48            (104)
                                        -----------    ------------    -----------    ------------     -----------
Income (loss) before income                 (35,062)         (3,556)         1,627            (423)          3,197
   taxes and minority interests
Provision for (benefit from)
   income taxes                              (2,141)          1,099            635             364           1,260
                                        -----------    ------------    -----------    ------------     -----------
Net income (loss) before                    (32,921)         (4,655)           992            (787)          1,937
   minority interests
                                        -----------    ------------    -----------    ------------     -----------
Minority interests                               70
                                        -----------    ------------    -----------    ------------     -----------
Net income (loss)                           (32,921)
Preferred dividends                            (598)
                                        -----------    ------------    -----------    ------------     -----------
Net income (loss) attributable
   to common stock                      $   (33,589)        $(4,655)         $ 992    $       (787)    $     1,937
                                        ===========    ============    ===========    ============     ===========
Basic and diluted EPS (7)               $     (4.98)
                                                       $      (0.72)
Weighted average basic and
   diluted shares outstanding             6,893,194       6,469,013
French Franc per US Dollar
   exchange rate (8)                         5.8969          5.9843
Australian Dollar exchange per
   U.S. Dollar exchange rate (9)             1.5891
BALANCE SHEET DATA:
Net current assets (liabilities)        $     3,979    $    (21,736)   $     8,535    $     11,395     $    12,781
Total assets                                 82,246          93,897         15,624          16,309          17,549
Long term debt                                3,407                                                             57
Convertible debt                              7,000
Mandatorily redeemable preferred
   stock                                     20,724          11,055
Stockholders' equity                          2,693          18,843          9,743          12,770          13,433
French Franc per US Dollar
   exchange rate (8)                         5.6233          5.9912
US Dollar per Australian Dollar
   exchange rate (9)                         1.6385

--------------------------------------------------------------------------------

(1) As of April 1, 1998, the Company purchased 75% of Bolle Australia. Accordingly, the results of operations for Bolle Australia are included in historical results from that date.

(2) On July 10, 1997, the Company acquired Bolle France and related assets in a transaction accounted for as a purchase. Accordingly, the results of operations for Bolle France are included in historical results of operations from that date.

(3) In 1996, the Company paid a dividend to Lumen (its then current stockholder) of $4,019.

(4) In November 1995, Lumen acquired Bolle America in a transaction accounted for as a pooling of interests. Accordingly, Bolle America is included in all periods presented.

(5) In 1994, Bolle America paid a $50 dividend to its then current shareholders.

(6) Despite the loss before income taxes of $3,556, the Company recorded a provision for taxes of $1,099 primarily due to the creation of a valuation allowance against the entire net tax benefit arising from domestic operations, resulting in a net loss of $4,655.

(7) Basic earnings per share is computed pursuant to SFAS No. 128 "Earnings Per Share", by dividing net earnings or loss available to common stockholders by the weighted average number of outstanding shares of common stock. Diluted earnings per share includes weighted average common stock equivalents outstanding during each year in the denominators, unless the effect is antidilutive. Common stock equivalents consist of the dilutive effect of common shares which may be issued upon exercise of stock options, warrants or conversion of debt. Weighted average shares outstanding at December 31, 1998 assumes the shares issued in connection with the Spinoff were issued as of the beginning of the year. Weighted average shares outstanding for 1997 assume the shares issued in connection with the Spinoff were issued for the entire year.

(8) Represents the exchange rates used to translate the results of operations and balance sheet amounts of Bolle France. The exchange rate shown for the actual results of operations for the year ended December 31, 1997 represents the average exchange rate for the six months ended December 31, 1997 used to translate the results of operations of Bolle France included in the Company's actual result.

(9) Represents the exchange rates used to translate the results of operations and balance sheet amounts of Bolle Australia.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

General

         The Company was organized on February 3, 1997 in connection with the July 1997 acquisition of Bolle France, the company that owned Bolle(R)'s design and manufacturing operations and certain distribution interests, including the worldwide rights to the Bolle(R) brand. The Company's principal subsidiaries are Bolle America, Inc. ("Bolle America"), Holdings BF SA, ("Bolle France") and Bolle Australia. Lumen acquired Bolle America in November 1995 and contributed Bolle America to Bolle Inc. in July 1997. Prior to being acquired by Lumen, Bolle America was a public company. Bolle Inc. became a stand-alone publicly-held company on March 11, 1998, as a result of the Spinoff by Lumen to its stockholders of all of its equity interest in the Company.

         The Company acquired Bolle Australia and its subsidiaries (collectively "Bolle Australia") as of April 1, 1998. Accordingly, only nine months of its results are included in the Company's consolidated results of operations for the year ended December 31, 1998. Following the acquisition of Bolle France on July 10, 1997, only six months of results of operations of Bolle France are included in the results of operations for the year ended December 31, 1997. For the year ended December 31, 1996, only the results of Bolle America with certain Lumen corporate allocations are included in the Company's results of operations.

         The Company implemented a global brand management and marketing program in 1998, resulting in increased operating expenses in 1998. There can be no assurance that such increased expenses will result in increased sales or profitability in the future.

         During the fourth quarter of 1998, management concluded that certain significant operational and financial improvements that were anticipated and planned at the time the Company acquired Bolle France have not been achieved nor could management predict that such operational improvements will be achieved in the future. As a result, the Company has written down $30.4 million of intangible assets which were recorded upon the purchase of Bolle France in July 1997. This write down to the estimated fair market value is the result of management's assessment that an impairment has occurred to the value of these assets and careful consideration of the business and market conditions affecting Bolle France. Factors that affected the impairment of the carrying value of Bolle France's intangible assets included: (i) since its acquisition, Bolle France has consistently failed to meet initial projections and subsequent financial forecasts, including management's financial expectations at the date of acquisition, and Bolle France's sales have declined by approximately 10% since the date of acquisition; (ii) the competitive market conditions in the premium sunglass industry have had a more significant impact on the results than anticipated at the time of acquisition; (iii) the evolution of the manufacturer from a build-to-order, family-owned enterprise to a fully integrated manufacturer supplying sister companies on a timely basis has been more difficult than originally envisioned; (iv) capitalizing on the design expertise and knowledge base in France in order to create successful, technologically advanced, yet cost effective worldwide collections each season has been difficult to achieve; (v) the manufacture of safety eyewear has not grown as anticipated primarily due to failed attempts at achieving significant United States distribution; and, (vi) realizing the synergies of vertical integration and streamlining the brand image has been difficult to achieve due to the fragmented brand strategies and independent distributor cultures that existed prior to the Company's purchase of Bolle France. The benefits of vertical integration have not had a significant impact on the Company's operating results and management cannot predict if such synergies will favorably impact its operations in the future.

         These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of Bolle France. The Company has revised its projections and has determined that its projected results would not fully support the future amortization of the goodwill and trademark balances.
In accordance with the Company's policy, management assessed the recoverability of goodwill and trademark using an undiscounted cash flow projection based on the remaining amortization period. Based on this projection, impairment existed at Bolle France. Management then estimated the fair value of this asset at December 31, 1998, which resulted in the write down of the Bolle France goodwill by $24.1 million and a write-down of $6.3 million relating to the Bolle trademark. These write downs, net of the associated release of $2.2 million of deferred tax liability, resulted in a charge of $28.2 million.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Net sales of $52.6 million for the year ended December 31, 1998 increased $20.4 million compared to $32.2 million last year. The addition of Bolle Australia and Bolle Canada, Inc. ("Bolle Canada") sales accounted for approximately half of the increase. The inclusion of French manufacturing sales for the full year in 1998 as opposed to one-half of the year in 1997 accounted for the remainder of the increase. The sales at Bolle America have not increased since prior year.

         Gross margin of 50% for the year ended December 31, 1998 compares to 52% for the year ended December 31, 1997. This is the result of decreased distribution margins in North America. During 1998, Bolle America was negatively affected by higher levels of returns than historically experienced; the introduction of the new Bolle(R) logo during 1998 led to increased returns and inventory obsolescence of old logo products .

         General and administrative expenses increased $6.5 million in 1998 to $16.0 million. This increase is primarily due to the addition of Bolle Australia and Bolle France (for a full year). As a percentage of sales, general and administrative expenses were approximately 30% for both years.

         Sales and marketing expenses increased from $5.3 million for the year ended December 31, 1997 to $13.7 million for the year ended December 31, 1998. This increase is partially due to the addition of Bolle Australia in 1998 and a full year of Bolle France results, and the Company's strategic decision to invest sales and marketing dollars in order to promote the Bolle(R) brand.

         Interest expense increased from $1.0 million for the year ended December 31, 1997 to $1.6 million for the year ended December 31, 1998. The increase primarily resulted from the inclusion of Bolle France and Bolle Australia acquisition debt offset by significantly lower indebtedness following the Spinoff.

         Other income for the year ended December 31, 1998 consists primarily of $1.0 million of income related to its investment in Eyecare Products. Bolle Inc. agreed to sell its investment in Eyecare Products, in December 1998 and this transaction was completed in February 1999, realizing a gain of $37,000. The majority of the proceeds were used to pay down a portion of the term loan of the Company's credit agreement. See "Liquidity and Capital Resources" below.

Year ended December 31, 1997 compared to year ended December 31, 1996

         Net sales of $32.2 million for the year ended December 31, 1997 increased from $24.4 million for the comparable period in 1996, as a result of the acquisition of Bolle France on July 10, 1997, offset by a decrease in sales in America. Soft conditions in the U.S. market for premium sunglasses contributed to the decrease in sales in America. The largest sunglass specialty retail chain, which had been growing rapidly up until the fourth quarter of 1996, began closing outlets and returning excess inventory at the end of 1996 and throughout 1997, negatively affecting the entire premium sunglass industry. This customer represented 14% of the Company's sales for the year ended December 31, 1996 and less than 4% of the Company's sales for the year ended December 31, 1997. While overall retail sales of premium sunglasses continued to grow (though at a slower pace than in prior years), many premium sunglass manufacturers, including the

Company, had overproduced in anticipation of significantly higher sales and took significant returns which eroded profit margins.

         Gross margin increased from 50% for the year ended December 31, 1996 to 52% for the year ended December 31, 1997, reflecting the higher gross margins achieved as a result of the Company's integrated manufacturing and distribution operations following the acquisition of Bolle France.

         For the year ended December 31, 1997 general and administrative expenses of $9.6 million increased from $6.1 million for the year ended December 31, 1996, reflecting the acquisition of Bolle France. As a percentage of sales, general and administrative expenses increased from 25% to 30% in 1997. This increase resulted from the Company's change in mix of business following the acquisition of Bolle France.

         Sales and marketing expenses increased $0.4 million due to the acquisition of Bolle France. As a percentage of sales, sales and marketing expenses fell from 20% in 1996 to 16% in 1997.

         Acquisition and integration related expenses of $3.75 million in 1997 represent the following expenses incurred in connection with the integration of Bolle France and creation of Bolle Inc.: (i) a reserve for the return of product from the Company's owned and non-owned distributors in conjunction with the redefining and streamlining of the Company's new product line, and (ii) the legal, production and marketing expenses related to the set up of a new logo for Bolle(R) worldwide and the creation of the first worldwide catalog.

         Interest expense of $1.0 million for the year ended December 31, 1997 reflects the interest expense on the debt incurred to fund the acquisition of Bolle France. In the comparable period in 1996 the Company's cash on hand generated interest income of $0.3 million.

         As a result of the above factors, pre-tax income decreased to a loss before taxes of $3.6 million in 1997 from income before taxes of $1.6 million in 1996. Excluding the impact of $3.8 million of merger and acquisition integration expenses, income before taxes for 1997 would have been $0.2 million.

         Other income consists of allocated equity income and management fee income from Lumen's investment in Eyecare Products of $0.6 million for the year ended December 31, 1997 and $0.4 million for the year ended December 31, 1996. This income was allocated to the Company by Lumen. For each of the years ended December 31, 1997 and December 31, 1996 other income also included $0.1 million of foreign exchange transaction gains.

         The Company recorded a net tax provision of $1.1 million despite the loss before taxes of $3.6 million for the year ended December 31, 1997. A provision was recorded as a result of the Company establishing a valuation allowance against the entire domestic net deferred tax asset for 1997. The acquisition of Bolle France in 1997 had a significant impact on the tax rate due to higher overall French taxes. In 1996, the effective tax rate was 39%.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities during the year ended December 31, 1998 of $3.1 million includes the net loss and uses of cash resulting from the increases in accounts receivable, other assets and accrued expenses offset by increased accounts payable and decreased inventory. Cash paid for acquisitions of $4.2 million consists of the cash portion of the purchase of Bolle Australia. The Company's Dallas property was sold for $5.7 million in May 1998 and the proceeds used to repay a related mortgage of approximately $3.5 million and term loan. Capital expenditures of $1.7 million for the year represent an increase from 1997 of $0.7 million primarily due to acquisitions and represent primarily replacement expenditures. On March 11, 1998 the Company executed a credit agreement with a syndicate of lenders led by Bank of America (the "Credit Agreement"). Proceeds from the Credit Agreement were used to repay a portion of indebtedness to related parties. The Company issued its Zero Coupon Convertible Subordinated

Notes of $7 million during the year. Proceeds were applied to working capital and bank indebtedness. Management believes that availability under the Credit Agreement, along with cash provided from operations, will be sufficient to fund the Company's cash, operating, investing and debt servicing requirements for the foreseeable future. It is not expected that repatriation of French Franc or Australian Dollar cash flows, if any, will have a significant impact on liquidity.

         On March 11, 1998, in connection with the Spinoff, the Company entered into a $28 million credit facility (the "Credit Agreement") with a syndicate of lenders led by NationsBank N.A. The Credit Agreement, as amended, provides for a $10 million Term Loan denominated in French Francs, payments due quarterly over five years, and a revolving line of credit of $16.4 million, including a letter of credit subfacility of $5 million. The interest rate applicable to the facilities is equal to Base Rate or the Eurodollar Rate or the French Franc Libor Rate (each as defined in the Credit Agreement), as the Company may from time to time elect. The Base Rate is generally equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or
(ii) the Federal Funds Rate plus one-half percent (0.5%) and (b) a margin ranging form 0% to 1.0% depending on the Company's satisfaction of certain financial criteria. The Eurodollar Rate is generally equal to the interbank offered rate, as adjusted, to give effect to reserve requirements, plus a margin ranging from 1% to 3%, depending upon the Company's satisfaction of certain financial criteria. The terms of the Credit Agreement require the Company to maintain certain financial ratios. For the year ended December 31, 1998, the average interest rate on the Credit Agreement was 6.4%. At the end of the year the interest rate was 5.8%.

         As of December 31, 1998, the Credit Agreement was amended and $3 million of the proceeds from the sale of Eyecare were used to pay down part of the term facility.

         In connection with the issuance of the Convertible Notes, non cash interest expense will be recognized in the statement of operations and the effective rate will fluctuate inversely with the market value of the Common Stock.

         IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

         Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for any portion of 1999, shall be deemed forward looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward looking statements. Those factors include, but are not limited to, demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings, and changes in the Company's relationship with its suppliers and other resources. The forward looking statements contained in this Annual Report (Form 10-K) were prepared by management and have not been audited by, examined by, compiled by or subject to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report (Form 10-K) should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.

         YEAR 2000

         The Company utilizes software and related technologies through its businesses that may be affected by the Year 2000 problem, which is common to most businesses. The Company is addressing the effect of the potential Year 2000 problem on all its critical systems and with all of its critical vendors and customers. Specifically, critical information systems throughout the Company are Year 2000 compliant. No extra costs were incurred in obtaining this compliance. Bolle France is in the process of implementing its first integrated manufacturing system for which implementation is not yet complete. The system being implemented in France is Year 2000 compliant, and the Year 2000 issues will not affect the current processes in place. Through discussions with vendors and customers, the Company has determined that no critical business areas will be adversely affected by Year 2000 issues, but continues to work with its vendors and customers to ensure a smooth transition. Based on the above, no contingency plan is considered necessary and management believes that any costs and risks related to Year 2000 compliance will not have a material adverse impact on the liquidity or financial position of the Company.

SEASONALITY

         The Company's sunglass business is seasonal in nature with the second quarter having the highest sales due to the increased demand for sunglasses during that period. The Company's goggle business is seasonal in nature with the fourth quarter having the highest sales due to the increased demand for goggles prior to the ski season. This seasonality is partially offset by safety eyewear sales worldwide.

ITEM 7A. QUALITATIVE AND QUANTITAVE DISCLOSURES ABOUT MARKET RISK
         --------------------------------------------------------

         Approximately $33.5 million of the Company's revenues for the year ended December 31, 1998 and $70.1 million of its total assets, including intangible assets of $38.6 million as of December 31, 1998 were denominated in foreign currencies. Approximately $11.9 million of indebtedness at December 31, 1998 was denominated in French Francs bearing interest at variable rates based upon the French Franc LIBOR rate. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

         The Company's earnings are affected by changes in short-term interest rates as a result of its entering into a $28 million credit facility in March 1998. If market interest rates used for determining the interest rate under the facility average 2% more in 1999 than they did during 1998, the Company's interest expense, would increase by approximately $344,000, and income before taxes would decrease by the same amount. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the French Franc, as a result of intercompany borrowings and French Franc borrowings under the Company's credit facility. At December 31, 1998, the result of a uniform 10% strengthening in the value of the dollar relative to the French Franc would result in a decrease in gross profit of approximately $1.3 million for the year ending December 31, 1998. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bolle Inc.

We have audited the accompanying consolidated balance sheet of Bolle Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements for the year ended December 31, 1998 referred to above, present fairly, in all material respects, the consolidated financial position of Bolle Inc. at December 31, 1998 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Denver, Colorado
March 25, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
And Stockholders of Bolle Inc.

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bolle Inc. and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 1, on March 11, 1998, the Company's parent, Lumen Technologies, Inc. (formerly BEC Group, Inc.) distributed the Company's stock to Lumen shareholders via a Spinoff. Contemporaneously with the Spinoff, certain assets and liabilities were transferred from Lumen to the Company and a portion of the Company's indebtedness to related parties was contributed to the capital of the Company, resulting in a decrease in current liabilities of approximately $28 million and an increase in stockholders' equity of approximately $14 million.










PricewaterhouseCoopers LLP

Dallas, Texas
April 15, 1998

                                                    BOLLE INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)

                                                                                                December 31,
                                                                                         ---------------------------
ASSETS                                                                                      1998              1997
                                                                                         ----------        ---------
Current assets:
   Cash and cash equivalents                                                             $    1,194        $   1,204
   Trade receivables, including $1,120 from related parties in 1997, less allowances of      15,238           12,452
     $1,065 and $857 in 1998 and 1997, respectively
   Inventories                                                                               11,210           10,934
    Investment held for sale                                                                  4,922
   Prepaid and other current assets                                                           3,676            1,617
                                                                                         ----------        ---------
       Total current assets                                                                  36,240           26,207
Property and equipment, net                                                                   5,129            4,687
Trademark, net                                                                               34,208           39,029
Goodwill and other intangible assets, net                                                     5,245           23,447
Other assets                                                                                  1,424              527
                                                                                         ==========        =========
       Total assets                                                                      $   82,246        $  93,897
                                                                                         ==========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long term debt                                 $   18,955
   Accounts payable                                                                           5,851        $   6,247
   Indebtedness to related parties (Note 9)                                                                   35,782
   Other accrued expenses                                                                     7,455            5,914
                                                                                         ----------        ---------
       Total current liabilities                                                             32,261           47,943
Long-term debt, net of current portion                                                        3,407
Zero coupon convertible subordinated notes                                                    7,000
Deferred tax liabilities                                                                     13,028           14,000
Other long-term liabilities                                                                   3,063            2,056
                                                                                         ----------        ---------
       Total liabilities                                                                     58,759           63,999
                                                                                         ----------        ---------
Minority interests                                                                               70
Mandatorily redeemable Series A Preferred Stock--redemption value $11,055; par value
   $.01; 64,120 shares authorized, issued and outstanding                                    11,055           11,055
Mandatorily redeemable Series B Preferred Stock plus accrued dividends--redemption value
   $9,121; par value $0.01; 10 shares authorized; 9 shares issued and outstanding             9,669
Stockholders' equity:
Common stock--par value $.01; 30,000 shares authorized; 6,893 and 2
   Shares issued and outstanding                                                                 69
Additional paid-in capital                                                                   38,539           23,960
Accumulated other comprehensive income                                                        1,731             (462)
Accumulated deficit                                                                         (37,646)          (4,655)
                                                                                         ----------        ---------
       Total stockholders' equity                                                             2,693           18,843
                                                                                         ----------        ---------
       Total liabilities, mandatorily redeemable preferred stock
         and stockholders' equity                                                        $   82,246        $  93,897
                                                                                         ==========        =========


          See accompanying notes to consolidated financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      For the Year Ended December 31,
                                                               -------------------------------------------------
                                                                    1998             1997             1996
                                                               ---------------   --------------   --------------
Net sales                                                           $52,551          $32,160          $24,425
Costs and expenses:
   Costs of sales                                                    26,304           15,354           12,130
   General and administrative expenses                               16,040            9,580            6,116
   Sales and marketing expenses                                      13,650            5,285            4,872
  Write-down of intangible assets                                    28,186
   Merger and acquisition integration related expenses                                 3,750
   Depreciation and amortization                                      3,162            1,477               386
   Interest expense (income)                                          1,555              963             (256)
   Other income                                                      (1,284)            (693)            (450)
                                                               ---------------   --------------   --------------
          Total costs and expenses                                   87,613           35,716           22,798
                                                               ---------------   --------------   --------------
   Income (loss) before income taxes and minority interests         (35,062)          (3,556)           1,627
   Provision for (benefit from) income taxes                         (2,141)           1,099              635
   Minority interests in loss of consolidated subsidiary                 70
                                                               ---------------   --------------   --------------
   Net income (loss)                                                (32,991)          (4,655)             992
   Preferred dividends                                                  598
                                                               ===============   ==============   ==============
   Net income (loss) attributable to common stockholders          $ (33,589)         $(4,655)            $992
                                                               ===============   ==============   ==============

   Basic and diluted earnings (loss) per share                       $(4.98)          $ (.72)
                                                               ===============   ==============

   Weighted average shares outstanding                            6,737,672        6,469,013
                                                               ===============   ==============





          See accompanying notes to consolidated financial statements.

                                   BOLLE INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                    Common Stock
                               -----------------------
                                                                                        Accumulated
                                                         Additional                         Other            Total
                                                Par       Paid In       Accumulated     Comprehensive    Stockholders'
                                  Shares       Value      Capital         Deficit       Income (Loss)        Equity
                               ------------- --------- -------------- ---------------- --------------- ----------------
December 31, 1995                                                                                          $ 12,770
Net income                                                                                                      992
Dividend to Lumen                                                                                            (4,019)
                                                                                                       ================
December 31, 1996                                                                                            $9,743
                                                                                                       ================
Beginning Balance January 1,
   1997                                                   $ 9,743                                            $9,743
Capitalization of Bolle Inc.-
   February 3, 1997                   1,900                10,915                                            10,915

Common stock issued in
   connection with Bolle
   France acquisition                   100                 3,302                                             3,302

Net loss                                                                   $(4,655)                          (4,655)
Foreign currency translation
   adjustment                                                                                   (462)          (462)
                                                                                                       ----------------
Comprehensive loss                                                                                           (5,117)
                                                                                                       ----------------

                               ------------- --------- -------------- ---------------- --------------- ----------------
December 31, 1997                     2,000                23,960           (4,655)             (462)        18,843
                               ------------- --------- -------------- ---------------- --------------- ----------------

Shares issued in Spinoff          6,634,887        67      13,856                                            13,923
Shares issued for acquisitions
                                    248,388         2       1,317                                             1,319
Stock options exercised               7,899                     4                                                 4
Preferred dividends                                          (598)                                             (598)
Net loss                                                                   (32,991)                         (32,991)
Foreign currency translation
   adjustment                                                                                  2,193          2,193
                                                                                                       ----------------
Comprehensive loss                                                                                          (30,798)
                                                                                                       ----------------

                               ============= ========= ============== ================ =============== ================
December 31, 1998                 6,893,174       $69     $38,539         $(37,646)           $1,731         $2,693
                               ============= ========= ============== ================ =============== ================



          See accompanying notes to consolidated financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                             --------------------------------------------
                                                                                    For the year ended December 31,
                                                                             --------------------------------------------
                                                                                   1998            1997          1996
                                                                             --------------   ------------   ------------
Cash flows from operating activities:
   Net income (loss)                                                              $ (32,991)      $ (4,655)        $ 992
   Adjustments to reconcile income (loss) to net cash provided
       (used) by operating activities:
       Write down of intangible assets                                               28,186
       Non cash expenses                                                                             1,823
       Depreciation and amortization                                                  3,162          1,477           386
       Bad debt expense                                                                 460            489            73
       Loss (gain) on sale of property and equipment                                    (22)            19             1
           Minority interests in net loss of consolidated subsidiaries                   70
   Changes in current assets and liabilities (net of effect of companies acquired):
           Accounts receivable                                                       (2,252)         2,515           821
           Receivables from related parties                                           1,120         (1,120)         (736)
           Inventories                                                                2,711          2,821        (1,470)
           Other assets                                                              (1,624)          (726)          291
           Accounts payable                                                           1,547          2,584         1,135
           Accrued expenses                                                          (3,017)        (4,128)         (191)
                                                                             --------------   ------------   -----------
     Net cash provided (used) by operating activities                                (2,650)         1,099         1,302
                                                                             --------------   ------------   -----------
Cash flows from investing activities:
   Cash expended in acquisitions, net of cash received                               (3,812)       (33,290)
   Capital expenditures                                                              (1,652)          (665)         (319)
   Proceeds from sale of fixed assets                                                 5,682             65             2
   Non-compete agreement and intangible assets                                         (435)          (100)           (2)
                                                                             --------------   ------------   -----------
     Net cash used by investing activities                                             (217)       (33,990)         (319)
                                                                             --------------   ------------   -----------
Cash flows from financing activities:
   Proceeds from revolving credit line and indebtedness to related parties           44,992         34,362
   Payments to revolving credit line and indebtedness to related parties            (37,866)                      (1,000)
   Payments on long-term obligations                                                 (6,133)           (18)          (21)
   Payments on short-term obligations                                                (3,793)
   Proceeds from issuance of common stock                                                 4
   Preferred stock redeemed and related dividends paid                                 (553)
   Proceeds from issuance of zero coupon convertible subordinated notes               7,000
                                                                             --------------   ------------   -----------
     Net cash provided (used) by financing activities                                 3,651         34,344        (1,021)
                                                                             --------------   ------------   -----------
Effect on cash of changes in foreign exchange rates                                    (794)          (560)
                                                                             --------------   ------------   -----------
Net increase (decrease) in cash                                                         (10)           893           (38)
Cash and cash equivalents at beginning of period                                      1,204            311           349
                                                                             ==============   ============   ===========
Cash and cash equivalents at end of period                                           $1,194      $   1,204      $    311
                                                                             ==============   ============   ===========
Interest paid                                                                          $893           $ 46           $ 5
Income taxes paid                                                                    $2,690         $2,635             *


          See accompanying notes to consolidated financial statements.

* Income taxes were paid by Lumen for the year ended December 31, 1996 as the Company had been part of Lumen's U.S. tax group since 1995. In 1997, only the Company's domestic income taxes were paid by Lumen on behalf of the Company. Accordingly, the income taxes paid by the Company in 1997 represent foreign income taxes. In 1998, taxes paid represent primarily foreign income taxes.

NONCASH TRANSACTIONS:

1998
o The acquisitions discussed in Note 2 were funded through a combination of cash, equity and debt. The fair values of the assets and liabilities at the dates of acquisition are presented as follows:

     Cash                                                     $ 348
     Accounts receivable                                      1,703
     Other current assets                                       430
     Inventories                                              2,381
     Property and equipment                                     304
     Goodwill                                                 5,137
     Other assets                                                21
     Short term debt                                         (2,346)
     Accounts payable and accrued expenses                   (1,362)

o In conjunction with the spinoff, approximately $17 million of indebtedness to Lumen was contributed to capital.

1997
o The acquisition of Bolle France discussed in Note 2 was funded through a combination of cash, equity and debt. The fair values of the assets and liabilities at the dates of acquisition are presented as follows:

         Cash...................................................     $ 1,294
         Accounts receivable....................................       9,441
         Inventories............................................       6,167
         Other current assets...................................         388
         Property and equipment.................................       3,949
         Goodwill...............................................      22,642
         Trademark..............................................      40,000
         Other assets...........................................         181
         Short-term debt........................................        (175)
         Accounts payable and accrued liabilities...............      (9,756)
         Deferred tax liability.................................     (14,000)
         Other long-term liabilities............................      (1,896)
1996
o During the fourth quarter of 1996, Bolle America forgave the repayment of a $4,019 advance made to Lumen during the year. The forgiveness of the advance was characterized as a dividend in 1996.


          See accompanying notes to consolidated financial statements.

                                   BOLLE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1--GENERAL INFORMATION, BUSINESS AND BASIS OF PRESENTATION

GENERAL INFORMATION

         The Company was organized on February 3, 1997 to effect the July 1997 acquisition by Lumen Technologies, Inc. ("Lumen") of Holding B.F. (hereinafter referred to as "Bolle France"), the French holding company that owned the Bolle design, manufacturing and certain distribution interests, including the worldwide rights to the Bolle(R) brand. The Company is a holding company, the principal subsidiaries of which are Bolle America, Inc. ("Bolle America"), Bolle France and Bolle Australia. Bolle America was acquired by Lumen in November 1995 in a transaction accounted for as a pooling of interests. Bolle Austrailia was acquired effective April 1, 1998 and the transaction was accounted for as a purchase.

         The Company began trading on the NASDAQ National Market under the symbol "BEYE" on March 12, 1998 after Lumen distributed its stock in the Company to Lumen's shareholders (the "Spinoff"). Prior to the Spinoff, the Company was a wholly-owned subsidiary of Lumen.

         In connection with the Spinoff, pursuant to a Bill of Sale and Assignment Agreement entered into between Lumen and the Company immediately prior to the consummation of the Spinoff (the "Contribution Agreement"), (i) Lumen assigned to the Company all of Lumen's assets other than assets related to Lumen's ORC Business (as defined in the Contribution Agreement) and certain other specified assets retained by Lumen; and (ii) the Company assumed all of Lumen's liabilities prior to the Spinoff other than those related to the ORC Business. Pursuant to this agreement, approximately $17 million of the Company's indebtedness to related parties was contributed to the capital of the Company and the remaining balance was refinanced via a bank credit facility.

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

BUSINESS

         Bolle Inc. is a vertically integrated, designer, manufacturer and marketer of Bolle(R) premium sunglasses, goggles, and tactical and safety eyewear. Products are manufactured by Bolle France in Oyonnax, France and through subcontractors and sold to distributors or direct customers primarily located in the United States, Europe, Australia and Canada.

BASIS OF PRESENTATION

         Bolle America was a wholly owned subsidiary of Lumen at the time the Company was formed. The net assets of Bolle America were contributed to the Company by Lumen as of July 1, 1997. At that time, the net book value of Bolle America was $11,038 including retained earnings of $359. Accordingly, the financial position and results of operations of Bolle Inc. presented herein are those of the Company's predecessor for accounting purposes, Bolle America, prior to the acquisition of Bolle France. The results of operations of Bolle France are included beginning on July 10, 1997, (the closing date of the Bolle France acquisition described in Note 2 below). The results of operation of Bolle Australia are included in the results of operations from April 1, 1998 (See Note
2).

         For the periods subsequent to the acquisition of Bolle America by Lumen and through the date of the Spinoff, certain revenues and expenses reflected in the financial statements include allocations of certain corporate expenses from Lumen. These allocations include income from Lumen's investment in Eyecare Products Plc, as well as expenses for general management, treasury, legal, tax, financial reporting, auditing, insurance, investor and public relations and information management. Allocations were primarily based on relative sales. These financial statements also reflect the allocation of certain corporate assets including those relating to taxes.

         For periods prior to 1997, equity is presented in the accompanying consolidated statement of stockholders' equity on one line. Presentation of traditional equity categories is not considered meaningful.
Effective January 1, 1997, equity is presented in the traditional manner.

NOTE 2--ACQUISITIONS

         Effective April 1, 1998, the Company acquired 75% of Bill Bass Optical Pty Ltd., 100% of Bolle Asia Ltd., and the 49% of Bolle Sunglasses Ltd., not already owned by the Company (collectively "Bolle Australia") for an aggregate purchase price of $5.2 million, including 248,388 shares of Common Stock issued upon execution of the Share Sale Agreement and $3.9 million in cash. Pursuant to the terms of the Share Sale Agreement up to 191,312 additional shares may be issued no later than twelve months after the closing.

         Effective January 1, 1998, the Company increased its interest in Bolle Canada, Inc. to 100% and began consolidating the entity.

         A summary of the preliminary allocation of the purchase price for all of these transactions is as follows:

         (in thousands)
         Current assets                        $ 4,862
         Property and equipment                    304
         Goodwill                                5,137
         Other assets                               21
         Current liabilities                    (3,708)
                                               =======
                                               $ 6,616
                                               =======

         The Company determined that net book value approximated fair value for current assets, property, plant and equipment, other assets and current liabilities. The excess of purchase price over book value of $5.1 million was allocated to goodwill which is being amortized over 40 years.

         On July 10, 1997, the Company acquired, in a transaction accounted for as a purchase, all of the shares of Bolle France, which included Bolle France and several consolidated and unconsolidated affiliates, for a total purchase price of approximately $58,235, comprised of cash of $31,000, Lumen Series A mandatorily redeemable preferred stock of $9,294, Company mandatorily redeemable preferred stock of

$11,055 and Company common stock of $3,302, as well as direct acquisition costs of $3,584. Where such consideration was denominated in French Francs, the July 10, 1997 exchange rate of 5.9197 was used to translate to US Dollars. A summary of the allocation of purchase price is as follows:

               Current assets...................          $17,290
               Property and equipment...........            3,949
               Goodwill.........................           22,642
               Trademarks.......................           40,000
               Other assets.....................              181
               Current liabilities..............           (9,931)
               Long term liabilities............          (15,896)
                                                          -------
                                                          $58,235

         The land included in property and equipment was purchased as part of a separate contract, therefore its specific purchase price of $422 is included as its fair value in property and equipment. The building was revalued based on management estimates resulting in a step up of $1,824 in value. This amount is also included in property and equipment. For all other property and equipment purchased, book value was assumed to approximate fair value.

         The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions of Bolle France and Bolle Australia, accounted for as purchases, had occurred at the beginning of 1997. The 1998 pro forma results are adjusted for the Bolle Australia acquisition only, as Bolle France's operations are included in the Company's results of operations for the full year. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of those dates or of result that may occur in the future.

         Summarized pro forma combined information reflecting the acquisitions of Bolle Australia and Bolle France are as follows:

                                                Pro Forma
                                                 Combined
                                                ---------
                          1998
                          Net sales             $  56,079
                          Net loss                (32,611)
                          Loss per share            $4.73

                          1997
                          Net sales               $56,080
                          Net loss                 (1,054)
                          Loss per share            $(.16)


NOTE 3--INTANGIBLE ASSET WRITE-DOWN AND MERGER AND ACQUISITION INTEGRATION RELATED EXPENSES

         During the fourth quarter of 1998, management concluded that certain significant operational and financial improvements that were anticipated and planned at the time the Company acquired Bolle France have not been achieved nor can management predict that such operational improvements will be achieved in the future. As a result, the Company has written-down $30.4 million of intangible assets which were recorded upon the purchase of Bolle France in July 1997. This write down to the estimated fair market value is the result of management's assessment that an impairment has occurred to the value of these assets after careful consideration of the business and market conditions affecting Bolle France. Factors that affected the impairment of the carrying value of Bolle France's intangible assets included: (i) since its acquisition, Bolle France has consistently failed to meet initial projections and subsequent financial forecasts, including management's financial expectations at the date of acquisition, and Bolle France's sales have declined by approximately 10% since the date of acquisition; (ii) the competitive market conditions in the premium sunglass industry have had a more significant impact on the results than anticipated at the time of acquisition; (iii) the evolution of the manufacturer from an build-to-order, family-owned enterprise to a fully integrated manufacturer supplying sister companies on a timely basis has been more difficult than originally envisioned; (iv) capitalizing on the design expertise and knowledge base in France in order to create successful, technologically advanced, yet cost effective worldwide collections each season has been difficult to achieve; (v) the manufacture of safety eyewear has not grown as anticipated primarily due to failed attempts at achieving significant United States distribution; and, (vi) realizing the synergies of vertical integration and streamlining the brand image has been difficult to achieve due to the fragmented brand strategies and independent distributor cultures that existed prior to the Company's purchase of Bolle France. The benefits of vertical integration have not had a significant impact on the Company's operating results and management cannot predict if such synergies will favorably impact its operations in the future.

         These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of Bolle France. The Company has revised its projections and has determined that its projected results would not fully support the future amortization of the goodwill and trademark balances. In accordance with the Company's policy, management assessed the recoverability of goodwill and trademark using an undiscounted cash flow projection based on the remaining amortization period. Based on this projection, impairment existed at Bolle France. Management then estimated the fair value of this asset at December 31, 1998, which resulted in the write down of the Bolle France goodwill by $24.1 million and a write-down of $6.3 million relating to the Bolle trademark. Fair value was determined by management based upon looking at a number of valuation methodologies including, revenue multiples and operating profit multiples. These write downs, net of the associated release of $2.2 million of deferred tax liability, resulted in a charge of $28.2 million.

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

NOTE 4--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Investments in less than 50% owned entities are accounted for by the equity method. Investments in less than 20% owned entities are accounted for by the cost method. All significant intercompany transactions, profits and accounts are eliminated in consolidation.

     Cash Equivalents

         Cash equivalents include all cash and temporary cash investments with original maturities of three months or less. The carrying value is equal to market value.

     Revenue Recognition

         The Company recognizes revenue at the time of shipment with estimates provided for returns based on historical experience.

Concentration of Credit Risk and Major Customers

         In the opinion of management, concentration of credit risk varies significantly on a country-by-country basis. The Company sells to customers throughout the world, with the majority of sales to customers in the United States, Europe, Australia and Canada.

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

Foreign Currency Transactions

         Prior to July 1997, the Company had entered into a series of agreements with Bolle France providing a series of fixed exchange rates on the French franc/U.S. dollar exchange rate for inventory purchases from Bolle France. From time to time, the Company may also enter into foreign currency forward contracts to hedge against the effects of foreign currency fluctuations on inventory purchases and the settlement of trade accounts payable. There were no such contracts in effect during 1998. Foreign currency transaction gains and losses are recorded in other income when the underlying transactions are settled.

Inventories

         Inventories, which consist primarily of raw materials and finished goods held for sale, are stated at the lower of cost or market value. Costs include materials, direct labor, and overhead. The Company determines inventory value on an average cost basis.

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

Trademark, Goodwill and Other Intangible Assets

         Trademark represents the Bolle(R) brand. Goodwill represents the excess cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Other intangible assets consist principally of a non-compete agreement.

         Trademark, goodwill and other intangible assets are amortized on a straight line basis over estimated useful lives which approximate 40 years for the Bolle trademark, 40 years for goodwill and from 3-10 years for other identifiable intangibles. At each balance sheet date, the Company evaluates the realizability of trademark, goodwill and other intangible assets based upon expectations of undiscounted cash flows of each subsidiary having a significant trademark, goodwill or other intangible asset balance. Should this review indicate that trademark, goodwill or other intangible assets will not be recoverable, the Company's carrying value of the trademark, goodwill or other intangible assets will be reduced to its estimated fair market value. Based upon its most recent analysis, the Company believes there has been an impairment of the trademark and goodwill as disclosed in Note 3.

Impairment of Long-Lived Assets

         The Company periodically evaluates the realizability of long-lived assets including trademarks, goodwill and other intangible assets, based on expectations of undiscounted cash flows. Should this review indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount of the asset to determine whether a write-down to market value is required.

Income Taxes

         Deferred income taxes are provided on the difference in basis of assets and liabilities between financial reporting and tax returns using enacted tax rates. A valuation allowance is recorded when realization of deferred tax assets is not assured.

Earnings Per Share

         Basic earnings per share is computed pursuant to SFAS No. 128 "Earnings Per Share," by dividing net earnings or loss available to common stockholders by the weighted average number of outstanding shares of common stock. Diluted earnings per share includes weighted average common stock equivalents outstanding during each year in the denominators, unless the effect is antidilutive. Common stock equivalents consist of the dilutive effect of common shares which may be issued upon exercise of stock options, warrants or conversion of debt. Weighted average shares outstanding at December 31, 1998 assumes the shares issued in connection with the Spinoff were issued as of the beginning of the year. Weighted average shares outstanding for 1997 assume the shares issued in connection with the Spinoff were issued for the entire year.

Pension and post retirement indemnity

         A provision of $396 is recorded for the termination indemnity of the legal employees of Bolle France and its subsidiaries. These indemnities are due to employees who leave Bolle France or its subsidiaries at retirement age (65) and depend upon the length of the employee's service and salary level. The obligation, which is not funded, is calculated using an actuarial method (discount rate of 6.19%, salary increase of 2.5%) and considers staff turnover and mortality statistics until retirement age. There are no other pensions, post-retirement or post-employment obligations to Bolle France as such employee benefits are provided by the

French Social Security System. During 1998 and 1997, the Company recorded expenses of $285 and $150, respectively related to this plan.

Reclassifications

         Certain amounts in 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Fair Value

         At December 31, 1998, the carrying value of financial instruments such as trade receivables, accounts payable and short term debt approximated their fair values based on the short term maturities of these instruments.

NOTE 5--INVENTORIES

         Inventories consist of the following at:

                                                 December 31,
                                       ------------------------------
                                         1998                  1997
                                       --------              --------
Raw materials........................  $  1,494              $  1,362
Work in progress.....................     2,764                 2,595
Finished goods.......................     6,952                 6,977
                                       --------              --------
                                       $ 11,210              $ 10,934
                                       ========              ========

NOTE 6--PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at:

                                                      December 31,
                                               -------------------------
                                                 1998             1997
                                               --------         --------
      Land..................................   $    444         $    417
      Buildings and improvements............      2,496            2,169
      Machinery and equipment...............      3,363            2,197
      Computer hardware and software........        591              847
      Furniture and fixtures................        475              202
                                               --------         --------
                                                  7,369            5,832
      Less: accumulated depreciation........     (2,240)          (1,145)
                                               ========         ========
                                               $  5,129         $  4,687
                                               ========         ========

         Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $1,232, $705 and $216, respectively.

         The minimum future rental expense for property and buildings under operating lease is as follows:

            1999......................................   $    739
            2000......................................        655
            2001......................................        559
            2002......................................        544
            2003......................................        483
            Thereafter................................        658
                                                         --------
                                                         $  3,638

NOTE 7--INVESTMENT HELD FOR SALE

Eyecare Products plc

         The Company received its 23% interest in Eyecare Products plc ("Eyecare") in the Spinoff and recorded related income of $1 million in 1998. On February 26, 1998, as a part of a tender offer, the Company sold its investment in Eyecare for (pound)3.1 million resulting in a $37 gain on the sale. $3 million of the proceeds were used to repay outstanding bank debt.

NOTE 8--TRADEMARK, GOODWILL AND OTHER INTANGIBLE ASSETS

         Trademark, goodwill and other intangible assets and related accumulated amortization consist of the following:

                                                                   December 31,
                                                            -------------------------
                                                              1998             1997
                                                            --------         --------
Goodwill                                                    $  4,522         $ 22,979
Non-compete agreement                                          1,000              900
Other identifiable intangible assets                             316               16
                                                            --------         --------
                                                               5,838           23,895
Less: Accumulated amortization                                  (593)            (448)
                                                            --------         --------
                                                            $  5,245         $ 23,447
                                                            ========         ========
Trademark                                                   $ 39,523         $ 39,523
Less: Accumulated amortization and impairment adjustment      (5,315)            (494)
                                                            --------         --------
                                                            $ 34,208         $ 39,029
                                                            ========         ========

         The 1998 balances reflect the write down of goodwill and trademark carrying values by $24,106 and $4,080, respectively. See Note 3.

         The Company entered into a non-compete agreement with the former president of Bolle America for the period November 2, 1995 through December 31, 2005. The Company paid $800 at November 2, 1995, $100 in 1998 and 1997 and will pay $100 per year from January 1, 1999 to 2005.

         Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $1,929, $772 and $170, respectively. The 1998 amortization expense represents the expense prior to the write down of goodwill and reduction in trademark. See Note 3.

NOTE 9--CREDIT FACILITIES

Short-Term Debt

         Short-term debt consists of the following at December 31:

                                                       1998           1997
                                                     --------       --------
  Indebtedness to related parties                    $     --       $ 35,782
  Revolving line of credit under Credit Agreement      14,669             --
  Overdraft facility                                      351             --
                                                     ========       ========
                                                     $ 15,020       $ 35,782
                                                     ========       ========

Long-Term Debt

         Long-term debt consists of the following at December 31:

                                                                    1998
                                                                   -------
  Term facility of Credit Agreement                                $ 7,198
  Zero Coupon convertible subordinated notes                         7,000
  Capital Leases                                                       144
                                                                   -------
                                                                   $14,342
  Less: Current portion of term facility of Credit Agreement        (3,935)
                                                                   =======
                                                                   $10,407
                                                                   =======

         Aggregate maturities of long-term debt are as follows:



         1999......................................      $4,017
         2000......................................       1,055
         2001......................................       1,009
         2002......................................       8,009
         2003......................................         252
         Thereafter................................           0
                                                        -------
                                                        $14,342
                                                        =======

Indebtedness to related parties

         Until the Spinoff and during the years ended December 31, 1997 and 1996, the Company was party to a revolving intercompany credit arrangement with Lumen whereby interest was earned at a rate of 5% on excess cash and interest was charged at a rate of 8% on outstanding borrowings.

Credit Agreement

         On March 11, 1998, in connection with the Spinoff described in Note 1, the Company entered into a $28 million credit facility (the "Credit Agreement") with a syndicate of lenders led by NationsBank N.A. The Credit Agreement, which as amended as of December 31, 1998, provides for a $10 million Term Loan denominated in French Francs, payments due quarterly over five years, and a revolving line of credit of $16.4 million, including a letter of credit subfacility of $5 million. The interest rate applicable to the facilities is equal to Base Rate or the Eurodollar Rate or the French Franc Libor Rate (each as defined in the Credit Agreement), as the Company may from time to time elect. The Base Rate is generally equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or (ii) the Federal Funds Rate plus one-half percent (0.5%) and (b) a margin ranging form 0% to 1% depending on the Company's satisfaction of certain financial criteria. The Eurodollar Rate is generally equal to the interbank offered rate, as adjusted, to give effect to reserve requirements, plus a margin ranging from 1% to 3%, depending upon the Company's satisfaction of certain financial criteria. The terms of the Credit Agreement require the Company to maintain certain financial ratios. For the year ended December 31, 1998, the average interest rate on the Credit Agreement was 6.4%. At the end of the year the interest rate was 5.8%.

         As of December 31, 1998, the Credit Agreement was amended. The amendment, among other things, changed the requirements of certain financial covenants and required that $3 million of the proceeds from the sale of Eyecare be used to pay down part of the term facility.

Zero coupon convertible subordinated note

         On May 29, 1998, the Company issued $7,000,000 in zero coupon convertible subordinated notes (the "Convertible Notes") to Oz Master Fund, Ltd., under an exemption from registration under the Securities and Exchange Act of 1934. Pursuant to the terms of the Convertible Subordinated Note Purchase Agreement, the Convertible Notes are convertible at any time at the option of the holders and under certain circumstances of the Company into a maximum of 1,333,333 shares of Common Stock. Under certain circumstances, including if the Company fails to convert or redeem Convertible Notes when due, the Company becomes obligated to repay the principal amount (up to a maximum of $7,000,000) in cash and issue up to a maximum of 360,000 shares to the holder(s) of such Convertible Notes. The Convertible Notes mature on May 29, 2002.

NOTE 10--INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to accounting for income taxes. As a result of March 1998 Spinoff of the Company, the Company for the first time will file its consolidated tax return separately from Lumen. In addition, the Company has reorganized the structure of various entities comprising Bolle France so that Bolle France will file one consolidated tax return for 1998 and subsequent thereto.

         Income (loss) before provision for income taxes consists of the following for the periods ended:

                                                    December 31,
                                       --------------------------------------
                                          1998           1997          1996
                                       ----------     ----------    ---------
U.S..............................      $   (4,069)    $   (4,713)   $   1,627
Foreign..........................         (30,993)         1,157
                                       ----------     ----------    ---------
                                       $  (35,062)    $   (3,556)   $   1,627
                                       ==========     ==========    =========

The provision (benefit) for income taxes consists of the following for the periods ended:

                                                    December 31,
                                       --------------------------------------
                                          1998           1997          1996
                                       ----------     ----------    ---------
 UNITED STATES:
    Current:
    Federal......................                                   $     542
    State and local..............                                          81
 Deferred........................      $     (925)    $      445           12
                                       ----------     ----------    ---------
                                             (925)           445          635
                                       ----------     ----------    ---------
 FOREIGN:
    Current......................             847          1,803
    Deferred.....................          (2,063)        (1,149)
                                       ----------     ----------    ---------
                                           (1,216)           654
                                       ----------     ----------    ---------
    Total provision for income
         taxes...................      $   (2,141)    $    1,099    $     635
                                       ==========     ==========    =========

         The Company's effective tax rates differ from the Federal statutory rate as follows:

                                                                 December 31,
                                              ----------------------------------------------------
                                                   1998             1997               1996
                                              ---------------  ----------------   ----------------
Expected tax (benefit) at statutory rate....        (34.0)%          (34.0)%              34.0%
State income taxes (benefit)................         (3.0)%           (3.0)%               3.5%
Non-deductible and merger related
      expenses..............................         29.7%              7.9%
Valuation allowance.........................          1.2%             60.0%
Other, net..................................                                               1.5%
                                              ===============  ================   ================
                                                     (6.1)%            30.9%              39.0%
                                              ===============  ================   ================

         Significant components of deferred income taxes are as follows for the periods ended:

                                                                   December 31,
                                                     -----------------------------------------
                                                           1998                    1997
                                                     -----------------       -----------------
Accounts receivable..............................              $263                     $61
Non qualified stock options......................                54                      54
Inventories......................................               138                   1,186
Accrued expenses.................................               624                     362
                                                     -----------------       -----------------

  Total gross current deferred tax assets........             1,079                   1,663

Non-current deferred tax assets:
Current deferred tax assets:
   Net operating loss carry forward..............             3,892                     828
   Investments...................................             3,765
   Accrued expenses..............................               478                     440
   Fixed assets..................................                18                      23
     Total non-current deferred tax assets.......             8,153                   1,291
                                                     -----------------       -----------------

     Gross deferred tax asset                                 9,232                   2,954
                                                     -----------------       -----------------

                                                                   December 31,
                                                     -----------------------------------------
                                                           1998                    1997
                                                     -----------------       -----------------
        Valuation allowance......................            (7,831)                 (2,132)
                                                     -----------------       -----------------
        Deferred tax asset.......................             1,401                     822
                                                     -----------------       -----------------
Current deferred tax liability:
   Other liabilities.............................              (344)                   (155)
Non current deferred tax liability:
   Other liabilities.............................              (900)
   Intangibles...................................           (12,128)                (14,000)
                                                     -----------------       -----------------
     Gross deferred tax liability................           (13,372)                (14,155)
                                                     =================       =================
     Net deferred tax asset (liability)..........           (11,971)               $(13,333)
                                                     =================       =================

         A valuation allowance has been established for the majority of the net tax benefit associated with all domestic carryforwards and temporary differences at December 31, 1998, as their realization is not reasonably assured. A valuation allowance was established for the entire net tax benefit associated with all domestic carryforwards and temporary differences at December 31, 1997, as their realization was also not assured. The current year effect on the income tax provision related to the valuation allowance is a benefit of $925. The benefit relates primarily to a change in judgement about the realizability of the related deferred assets that management believes will be utilized in 1999.

         The Company recorded a gross deferred tax asset of $9,232 and $2,954 for the years ended December 31, 1998 and 1997, respectively. Net operating loss carryforwards amount to approximately $10.5 million and $2.2 million at December 31, 1998 and 1997, respectively. The net operating loss carryforwards begin to expire in the year 2011.

NOTE 11--MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

Series A Preferred Stock

         In connection with the acquisition of Bolle France described in Note 2, the Company issued 64,120 shares of Bolle Series A Preferred Stock with a redemption value of $11,055. Shares of the Bolle Series A Preferred Stock will be redeemed by the Company on July 10, 2000, subject to the provisions of the Credit Agreement. Prior to that time, the Company may redeem any shares of Bolle Series A Preferred Stock at any time. Further, in the event that the Company's EBITDA exceeds $18,400 (which was not met) for the fiscal year 1998 or $24,700 for the fiscal year 1999, the Company is obligated to redeem any shares of the Bolle Series A Preferred Stock then outstanding, provided that in each case the Company remains in compliance with the financial covenants contained in any senior indebtedness in effect as of June 4, 1997, as amended, after giving effect to such redemption and $2,000 is available for borrowing by the Company under the Credit Agreement. The carrying value of the Bolle Series A Preferred Stock approximates its fair value.

Series B Preferred Stock

         In connection with the Spinoff, the Company issued 10,000 shares of Bolle Series B Preferred Stock with a redemption value of $9.6 million. Cumulative cash dividends were accrued at an average rate of 6.5% in 1998. Such rate increases up to 10% beginning on January 1, 2000 and continuing until the stock has been redeemed. The Company may redeem the shares of Bolle Series B Preferred Stock, in whole or in part, for cash or, beginning on January 1, 1998, by issuing to the holders of the Series B Preferred Shares a subordinated debt instrument (the "Subordinated Debt") with substantially the same powers, designations, preferences and relative, participating, or other rights, and qualifications, limitations and restrictions as the Bolle Series B Preferred Stock upon 10 days prior written notice. In addition, the Company must, upon 10 days prior written notice, redeem, out of funds legally available therefor, the Bolle Series B Preferred Stock (if not previously redeemed), upon the earlier occurrence of (i) the earlier of (A) the third anniversary date from the issuance of the Bolle Series B Preferred Stock (July 10, 2000), if redemption is then permitted under the terms and conditions of the Company's Senior Indebtedness, (B) such later date as redemption is first permitted under the terms of the Company's Senior Indebtedness; (ii) the closing of any equity financing by the Company, but only to the extent of the net cash proceeds of such financing by the Company and no more than the redemption price of the then outstanding shares of Bolle Series B Preferred Stock, and provided further, that such redemption would not violate any of the terms and conditions of the Company's Senior Indebtedness; or (iii) a change of control resulting in the Company's payment in full of all amounts due with respect to its Senior Indebtedness. In accordance with the Staff Accounting Bulletin 68, the Company accrues dividends using the effective dividend rate over the term of the Preferred Stock. The effective rate used to accrue dividends during 1998 was 7.75%.

Warrants

         In connection with the Spinoff, the Company issued warrants for the purchase of 663,618 shares of Company common stock (the "Bolle Warrants"). The Bolle Warrants will be exercisable between July 9, 1999 and July 10, 2001 at an exercise price of $9.95 per share, subject to certain adjustments.

NOTE 12--STOCK OPTION PLANS

         Until the Spinoff, the employees of the Company were eligible to participate in the Lumen stock incentive plan. Such options were exercisable into common stock of Lumen. Accordingly, Lumen disclosures for the Company employees participating in the Lumen stock incentive plan are shown below for 1997 and 1996. All option information has been restated to give effect to the May 3, 1996 and March 12, 1998 reverse stock splits of Lumen. Upon the March 1998 Spinoff, the Company adopted its 1998 Stock Incentive Plan which is similar to the Lumen plan. In conjunction with the Spinoff, Lumen options held by the Company's employees and consultants were cancelled and replaced with equivalent company options.

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

                                                              December 31,
                                                    ------------------------------
                                                       1998      1997        1996
                                                    ---------   -------     ------
Net income (loss) attributable to common stock:
  As reported.....................................  $(33,589)   $(4,655)    $  992
  Pro forma.......................................  $(34,176)   $(4,884)    $  706
Basic and diluted earnings (loss) per share:
  As reported.....................................  $  (6.11)   $  (.72)
  Pro forma.......................................  $  (6.21)   $  (.75)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants:

                                              1998       1997         1996
                                             ------     ------       ------
Dividend yield..........................       0%         0%           0%
Expected volatility.....................       90%        50%          64%
Risk free rate of return................      6.5%       6.5%          5%
Expected turnover.......................       7%         7%           7%
Expected term...........................     5 years    5 years      5 years

         Until May 1996, the Company employees were eligible to participate in the Benson Stock Incentive Plan. The weighted average fair value of all Benson Eyecare Corporation (Lumen's predecessor, "Benson") options granted during the year ended December 31, 1996 was $10.24 per Benson share, respectively. The weighted average fair value of all Lumen options granted during 1997 and 1996 was $8.98 and $9.96 per Lumen share, respectively.

         The Company may grant nonqualified stock options, incentive stock options or stock appreciation rights to officers, directors, consultants and key employees.

         As a result of a merger and asset sale on May 3, 1996, all Benson options were canceled. Option holders received consideration (including new Lumen options) for their Benson options. Accordingly, all options were issued under the Lumen Stock Compensation Plan, on or after May 3, 1996.

         A summary of the transactions for Benson options held by Company employees is as follows:

                                      Option Price Range Per      Number of Benson
                                           Benson Share                 Shares            Expiration Date
                                      ----------------------      ----------------        ---------------
Outstanding at 12/31/95............       $12.26-$18.00                  124                 1996-2000
Granted............................                                       --
Exercised..........................            --                         --
Cancelled..........................            --                         --
Cancelled in connection with
merger and asset sale..............       $12.26-$18.00                 (124)
                                                                  ----------------
Outstanding at 12/31/96............                                       --
                                                                  ================

         A summary of the transactions for Lumen options held by Company employees is as follows:

                                       Weighted Average
                                           Exercise
                                       Price Per Lumen         Number of
                                            Share            Lumen Options
                                       ----------------      -------------
Outstanding at 12/31/95                                            --
----------------------------------
Granted............................          9.96                  99
Exercised..........................                                --
Cancelled..........................          9.96                 (15)
                                                             -------------
Outstanding at 12/31/96............          9.96                  84
Granted............................          8.98                 439
Exercised..........................         10.34                  (2)
Forfeited..........................         10.12                 (27)
                                                             -------------
Outstanding at 12/31/97............          9.08                 494
Cancelled in connection with Spinoff         9.08                (494)
                                                             =============
Outstanding at 12/31/98............                                --
                                                             =============

         A summary of the transactions for Company options follows:


                                Weighted Average
                                    Exercise           Number of
                                Price per Share          Options
                                -----------------      ----------
    Outstanding at 12/31/97             --                  --
    Granted                           2.40               1,215
    Exercised                         0.84                  (9)
    Cancelled                         3.08                  (3)
                                                       ==========
    Outstanding at 12/31/98           2.41                1,203
                                                       ==========

         The shares granted in 1998 include 494 Lumen options which were replaced by 829 Company options.

         Options generally vest evenly over a three-or four-year period beginning one year from the date of grant and expire seven years from the date of grant. The 483 exercisable options outstanding at December 31, 1998 had an option price range of $0.01 - $5.45 and a weighted average exercise price of $1.51 per share. The weighted average remaining contractual life of the 1,203 options outstanding at December 31, 1998 was approximately 5.5 years.

NOTE 13--RELATED PARTY TRANSACTIONS

         On March 11, 1998, in conjunction with the Spinoff, (see Note 1) the Company executed a Management Services Agreement with Lumen pursuant to which certain executives of Lumen provided key management services to the Company. The management services agreement was assigned by Lumen to Marlin Holdings, Inc. effective November 1, 1998. The Agreement expires on December 31, 2003 and thereafter automatically renews for successive one-year periods until terminated by either party upon at least ninety days written notice. The fee for such services is $600 per year. The Chairman and Vice Chairman of the Company are also executive officers and shareholders of Marlin Holdings, Inc.

         Mr. Franklin served as non-executive chairman of Eyecare Products during 1998 and as a director of AAi/Foster Grant, Inc. ("AAi"). Mr. Ashken also served as a director of Eyecare Products during 1998.

NOTE 14--COMMITMENTS AND CONTINGENCIES

         The Company is subject to various litigation incidental to its business. In connection with the Spinoff, the Company has agreed to indemnify Lumen against liabilities which may arise from certain pending litigation. Irrespective of any indemnification that may be received, the Company does not believe that exposure on any matter will result in a significant impact on the financial position, results of operations or cash flows of the Company. In addition, the Company, from time to time, is a party to litigation that arises in the normal course of business. The Company is not currently party to litigation that would have a material adverse affect on its business or operations.

         The Company maintains an investment in preferred stock of AAi, which it received from Lumen at the time of the Spinoff. Under the terms of the preferred stock, the Company will receive $1 million in cash from AAi no later than February 28, 2000. In addition, the Company will receive a further $2.5 - $3 million upon AAi undertaking a Redemption Event as defined in the agreement between Bolle Inc. and AAi. If the Redemption Event occurs prior to February 28, 2000, the $1 million is payable at that time. Of this amount, $2.5 million is payable to Lumen. Accordingly, the investment is recorded at only $1 million on the balance sheet as of December 31, 1998 in other current assets. If no Redemption Event occurs by December 2003, $2.5 million becomes payable to Lumen.

NOTE 15--SEGMENT INFORMATION

         The Company operates and manages its operation primarily based on geographic location. The Company has three reportable segments; North America, Europe and Australia. Each of the Company's segments sells Bolle branded sunglasses, goggles and safety and tactical eyewear. Products are manufactured by Bolle France in Oyonnax, France and through subcontractors. The Company's products are sold to outside distributors throughout the world through its owned distributors in North America, Europe and Australia.

         The Company evaluates performance and allocates resources based on operating results of the reportable segments. The accounting policies for each segment is the same as described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost.

         Information about the Company's reportable segments for the year ended December 31, 1998 is summarized in the following table. Amounts presented include Europe from July 10, 1997 and Australia and Hong Kong from April 1, 1998

         Year Ended December 31, 1998

                                                                                     Elimination of
                                         North                       Australia &       Intersegment     Consolidated
                                        America         Europe        Hong Kong        Transactions         Total
                                      -----------    -------------   -------------  ----------------    -------------
Revenues from external customers        $ 20,210        $23,449          $8,892                             $ 52,551
Intersegment revenues                        149         13,427                         $ (13,576)

Interest expense                            (747)         2,181             121                                1,555

Depreciation and amortization                423          2,610             129                                3,162

Segment profit (loss)                     (2,779)        (3,088)            482                               (5,385)

Write-down of intangible assets                         (28,186)                                             (28,186)

Segment assets                            36,965         35,806           9,475                               82,246
Expenditures for long-lived assets           333          1,209             110                                1,652


         Year Ended December 31, 1997

                                                                      Elimination of
                                         North                         Intersegment        Consolidated
                                        America         Europe         Transactions           Total
                                      -------------  -------------   ------------------    ------------
Revenues from external customers         $19,679         $9,207                              $32,160
Intersegment revenues                                     7,917         $ (7,917)

Interest expense                             942             21                                  963

Depreciation and amortization                367          1,110                                1,477

Segment profit (loss)                     (5,985)        (1,330)                              (4,655)

Segment assets                            11,249         82,648                               93,897
Expenditures for long-lived assets            42            623                                  665

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

         For the year ended December 31, 1996, the Company had sales to a specific customer located in the United States that represented 14% of net sales. For the years ended December 31, 1998 and 1997, no single customer contributed more than 10% of the Company's net sales.

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

         For the year ended December 31, 1998

                                                         Q1                 Q2                 Q3                 Q4
                                                    --------------     --------------    ----------------    --------------
Net Sales                                              $ 10,728           $ 13,748            $ 13,733          $ 14,342
Net income (loss) attributable to common stock               (4)               423                (154)          (33,854)
Basic and diluted earnings (loss) per share               $ .00              $ .06              $ (.02)          $ (4.91)

         For the year ended December 31, 1997

                                                         Q1                 Q2                 Q3                 Q4
                                                    --------------     --------------    ----------------    --------------
Net Sales                                               $ 5,058            $ 5,420            $ 10,192          $ 11,490
Net income (loss) attributable to common stock             (331)               412                 336            (5,072)
Basic and diluted earnings (loss) per share              $ (.05)             $ .07              $  .05           $ (0.76)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

During the year ended December 31, 1998, the Board of Directors of the Company considered changing the Company's independent auditors and, effective November 3, 1998, Ernst & Young LLP was appointed to replace PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the Company's year ending December 31, 1998. In connection with the audits of the two most recent years of the Company and all subsequent interim periods preceding such dismissal, there was no disagreement between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such period. The reports of PricewaterhouseCoopers LLP for such period did not contain an adverse opinion or disclaimer of opinion nor were they qualified as to uncertainty, audit scope, or accounting principles. The decision to replace PricewaterhouseCoopers LLP with Ernst & Young LLP as the Company's independent certified accountants was unanimously approved by the Audit Committee of the Board of Directors of the Company and ratified by the full Board on December 15, 1998.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

         The following table sets forth the names, ages and positions of the executive officers and members of the Company's Board of Directors. Their respective backgrounds are described following the table.

NAME                                       AGE    POSITION
----                                       ---    --------
Martin E. Franklin(1)(2)...............    34     Chairman of the Board of Directors
Gary A. Kiedaisch(1)...................    52     President, Chief Executive Officer and Director
Ian G. H. Ashken(1)(2).................    38     Vice Chairman, Secretary and Director
Thomas Reed ...........................    38     Chief Financial Officer and Assistant Secretary
Nora A. Bailey(3)(4)...................    57     Director
Franck Bolle(1)........................    41     Director
Patricia Bolle Passaquay(1)............    42     Director
David L. Moore(2)(3)(4)................    43     Director
David S. Moross(3)(4)..................    40     Director

---------------------
(1)      Member of Executive Committee
(2)      Member of Nominating Committee
(3)      Member of Audit Committee
(4)      Member of Compensation/Stock Option Committee


         Directors of the Company are elected at each annual meeting of stockholders. The next annual meeting of stockholders is scheduled for June 1999. All of the officers identified above serve at the discretion of the Board of Directors of the Company. Other than Franck Bolle and Patricia Bolle Passaquay, who are cousins, there are no family relationships between any persons identified above.

         The Company has established (i) an Audit Committee which reviews the services provided by the Company's independent auditors, consults with the independent auditors on audits and proposed audits of the Company and reviews the need for internal auditing procedures and the adequacy of internal controls;
(ii) a Compensation Committee which determines executive compensation and stock option awards; (iii) an Executive Committee which exercises, to the maximum extent permitted by law, all powers of the Board of

Directors between board meetings, except those functions assigned to specific committees; and (iv) a Nominating Committee which selects nominees for election as members of the Board of Directors of the Company. The Board of Directors may establish additional committees from time to time.

         The following are brief biographies of persons identified above.

         Martin E. Franklin was elected Chairman of the Board of Directors of Bolle Inc. in February 1997. Mr. Franklin has been Chairman and Chief Executive Officer of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P., a private investment partnership since October 1996. From May 1996 until March 1998, Mr. Franklin served as Chairman and Chief Executive Officer of Lumen Technologies, Inc., a NYSE Company, and served as Executive Chairman from March 1998 until December 1998. Mr. Franklin was Chairman of the Board and Chief Executive Officer of Lumen's predecessor, Benson Eyecare Corporation from October 1992 to May 1996 and President from November 1993 until May 1996. Mr. Franklin was non-executive Chairman and a director of Eyecare Products plc, a London Stock Exchange Company, from December 1993 until February 1999. In addition, Mr Franklin served as a director of Specialy Catalog Corp., a NASDAQ National Exchange listed company, since 1994. Mr. Franklin also serves on the boards of a number of privately held companies and charitable organizations. Mr. Franklin received a B.A. in Political Science from the University of Pennsylvania in 1986.

         Gary A. Kiedaisch was appointed President, Chief Executive Officer and a member of the Board of Directors of the Company in July 1997. From 1989 until his appointment as the Chief Executive Officer of the Company, Mr. Kiedaisch had been President and Chief Executive Officer of the Mt. Mansfield Company d/b/a Stowe Mountain Resort, a wholly owned subsidiary of multi-national insurance and financial services conglomerate American International Group. Prior to his tenure in Stowe, he held executive positions with several high visibility companies in the winter sports industry including AMF Head Ski Worldwide, Raichle Monitor USA, Blizzard North America and Hart Ski Manufacturing Company, where he had responsibility for worldwide marketing, coordinating and consolidating distributor networks and unifying worldwide brand identification.

         Ian G.H. Ashken, A.C.A. was elected Vice-Chairman and Secretary of the Company in December 1998. From February 1997 until his appointment as Vice-Chairman, Mr. Ashken was Executive Vice President, Chief Financial Officer, Assistant Secretary and a Director of the Company. Mr. Ashken was elected Executive Vice President, Chief Financial Officer, Assistant Secretary and a Director of Lumen from December 1995 until he resigned from these positions in December 1998. Mr. Ashken was Chief Financial Officer of Benson and a director of Benson from October 1992 to May 1996. Mr. Ashken also served as Benson's Executive Vice President from October 1994 to May 1996; Secretary from October 1992 to December 1993; and, Assistant Secretary from December 1993 to May 1996. Since October 1996, Mr. Ashken has been Vice Chairman of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P. Mr. Ashken was a director of Eyecare Products plc from August 1994 until he resigned this position in February 1999. Mr. Ashken received his B.A. (Hons) in Economics and Accounting from the University of Newcastle in England.

         Nora A. Bailey, Esq. became a member of the Company's Board of Directors in March 1998. Ms. Bailey is a federal income tax attorney with a specialty in mergers and acquisitions and has many multinational clients. Ms. Bailey and her firm from time to time have been engaged to provide legal advice to the Company. Until 1993, she was a partner in Ivins, Phillips & Barker in Washington D.C., which she joined in 1972. Ms. Bailey received her J.D. from the University of Michigan Law School.

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

         David S. Moross became a member of the Company's Board of Directors in March 1998. Mr. Moross, is the Managing Partner of IMG/Chase Sports Capital, L.P., a global private equity investment fund. Prior to establishing this fund, Mr. Moross was Vice Chairman of Whitehall Financial Group, where he was actively involved in direct equity investments and debt financings. Mr. Moross was also Chairman of Insco, Inc., a Whitehall affiliate which provided management consulting services. In addition, he served as Chief Executive Officer of Kalvin-Miller International, Inc., a national insurance broker. He currently is a member of Whitehall's Board of Directors and serves as a Governor of the Dana-Farbor Cancer Institute. Mr. Moross received his B.A. in economics from the University of Texas at Austin.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the stock exchange upon which the Company's stock is listed, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. The Company's securities did not trade publicly until March 12, 1998; consequently, no persons described above were subject to Section 16(a) reporting requirements prior to that date. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the Fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY OF COMPENSATION

         The following Summary Compensation Table sets forth information concerning compensation earned by the Company's Chief Executive Officer and its other executive officers in the fiscal years ended December 31, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                              -------------
                                               ANNUAL COMPENSATION               AWARDS
                                         -------------------------------      -------------
                                                                                NUMBER OF
                                                                                SECURITIES
                                                                                UNDERLYING          ALL OTHER
                                                    SALARY        BONUS          OPTION/          COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR        ($)          ($)             SARS                ($)
                                         ------     -------       ------      -------------       ------------
Gary A. Kiedaisch                         1998      223,077         --           100,000               --
   Chief Executive Officer..........      1997(2)   103,846       37,500         166,667               --

Martin E. Franklin(1)                     1998        --            --             --                  --
   Executive Chairman...............      1997        --            --             --                  --

------------
(1) Mr. Franklin is not paid a salary by the Company. He is party to the Company's Management Services Agreement. See "Certain Relationships and Related Transactions."
(2)  From his date of hire in July 1997.

OPTION GRANTS IN 1998

         The following table sets forth information regarding new Bolle Options currently held by the executive officers which were granted by the Company in 1998, other than Company options issued in conjunction with the Spinoff in 1998 for Lumen options held. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their terms. These gains are based on assumed rates of annual compound stock price appreciation of Company common stock of 5% and 10% from the date the options were granted to the end of the option terms.

OPTION GRANTS IN FISCAL 1998


                                  INDIVIDUAL GRANTS
                             ---------------------------
                                                                                              POTENTIAL REALIZABLE
                                                                                                    VALUE AT
                                                                                             ASSUMED ANNUAL RATES OF
                             NUMBER OF   PERCENT OF TOTAL                                          STOCK PRICE
                             SECURITIES   OPTIONS GRANTED                                       APPRECIATION FOR
                             UNDERLYING         TO           EXERCISE                             OPTION TERM
                              OPTIONS      EMPLOYEES IN       PRICE         EXPIRATION       -----------------------
NAME                          GRANTED       FISCAL 1998     PER SHARE          DATE              5%         10%
----                          -------       -----------     ---------          ----              --         ---
Gary A. Kiedaisch(1)(2)...    100,000          26%            $3.75      September 23, 2005   $127,628    $161,051
Martin E. Franklin(3).....         --          --                --             --               --          --

---------------

(1) 25,000 of Mr. Kiedaisch's options will vest on each of September 23, 1999, 2000, 2001 and 2002.
(2) Mr. Kiedaish was issued Company options during 1998 in connection with the replacement of his previously issued Lumon Options held at the time of the Spinoff. Mr. Kiedaish was thereby issued 166,667 options at an average exercise price of $.76 with expiration dates from July 1998 through July 20, 2001.
(3) Mr. Franklin was not issued any new Company options during 1998. Mr. Franklin was issued Company options during 1998 for the equivalent value of his Lumen options held at the time of the Spinoff. Lumen was required to take a compensation charge for this issuance. Mr. Franklin was thereby issued 339,167 options at an average exercise price $1.81 with expiration dates from May 3, 2003 through March 25, 2004.

OPTIONS EXERCISED IN LAST FISCAL YEAR; FISCAL YEAR ENDED OPTION VALUES

         The following table summarizes certain information regarding certain year end option values of Bolle Options currently held by the named executive officers.

                               NUMBER OF
                              UNEXERCISED            VALUE OF UNEXERCISED
                                OPTIONS         IN-THE-MONEY OPTIONS AT FY-END
                               AT FY-END                     ($)
                             --------------     ------------------------------
                              EXERCISABLE/                EXERCISABLE/
NAME                          UNEXERCISABLE              UNEXERCISABLE
----                         --------------     ------------------------------
Gary A. Kiedaisch..........  41,666/225,001             $51,665/$155,001
Martin E. Franklin.........  261,249/77,918             $274,082/$11,918

----------------


DIRECTORS' COMPENSATION

         Members of the Company's Board of Directors other than those who are officers or employees of the Company and the Chairman of the Board, will receive for 1998 an annual fee of $15,000 for their services as directors and as members of any committees of the Company's Board of Directors on which they serve. Thereafter, members of the Company's Board of Directors other than those who are officers or employees of the Company and the Chairman of the Board, will receive an annual retainer fee in an amount to be determined. Directors who are not officers or employees of the Company ("Non-Employee Directors") also receive automatic stock option grants under the Plan. See "Certain Relationships and Related Transactions".

         Ms. Nora Bailey, a member of the Company's Board of Directors since March 1998, is an attorney specializing in federal tax law. In her professional capacity she has rendered legal advice and related services to both the Company and to Lumen. Ms. Bailey has rendered such services both prior to and subsequent to her appointment to the Company Board of Directors, and it is anticipated that from time to time in the future she will be engaged to provide similar legal services to the Company. All fees paid to Ms. Bailey in connection with such services have been agreed in arms' length negotiations and are in accordance with Ms. Bailey's usual and customary billing practices. Fees paid to Ms. Bailey by the Company in connection with such services are not paid in consideration of her services as a director. Aggregate fees paid by the Company to Ms. Bailey during 1998 were approximately $8.

EMPLOYMENT AGREEMENT

         Mr. Kiedaisch is employed full time pursuant to an employment agreement with the Company, which as amended during 1998 provides for a term ending on December 31, 2001, unless earlier terminated by either party. At that time, the agreement will automatically extend for additional one year terms unless either party gives six months written notice prior to the end of the initial term or 90 days written notice prior to the end of any renewal term. Mr. Kiedaisch's employment agreement provides for annual base compensation of $275,000 and entitles Mr. Kiedaisch to a bonus each year which varies based on the Company's annual earnings reaching certain milestones. Mr. Kiedaisch also received a grant of Lumen options which were exchanged upon the completion of the Spinoff for 166,667 options to purchase shares of Common Stock. During 1998, Mr. Kiedaisch received a grant of 100,000 Company Options. Pursuant to a separate Memorandum of Understanding, Mr. Kiedaisch will be entitled to a cash payment from the Company if the value of the nominal gains on the options (the "Nominal Gain") at the close of business on July 6, 2001 falls below certain levels as follows: if Mr. Kiedaisch is still employed on July 6, 2001 or his employment has been terminated prior to that date without cause, and the Nominal Gain is less than $500,000, the Company shall pay to Mr. Kiedaisch the difference between $500,000 and the Nominal Gain. If Mr. Kiedaisch's employment has been terminated prior to July 6, 2001 other than without cause, and the Nominal Gain is less than $338,000, the Company shall pay to Mr. Kiedaisch the difference between $338,000 and the Nominal Gain. The employment agreement restricts Mr. Kiedaisch from competing against the Company and its affiliates in the United States or any other territory where the Company does business or in which the Company's products are marketed for a period of one year following the expiration of the employment agreement and further contains certain anti-solicitation and confidentiality provisions. The Company may terminate the employment agreement without compensation in the event Mr. Kiedaisch commits a material breach not cured after receiving notice thereof, is grossly or willfully negligent or commits fraud or a misappropriation. The Company may terminate the employment agreement without cause upon paying Mr. Kiedaisch a severance indemnity equal to one year's base compensation or all remaining base compensation due thereunder for the remainder of the term, whichever is greater, plus the pro rata portion of his bonus for the then current year. In the event of any termination without cause, all options granted to Mr. Kiedaisch which are not then vested will vest automatically.

BOLLE 1998 STOCK INCENTIVE PLAN

         In January 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "Plan") under which 2,500,000 shares of Common Stock are reserved for issuance pursuant to the grant of stock-based awards under the Plan. Pursuant to the Plan, employees, officers, directors and consultants of the Company and its subsidiaries and affiliates (other than employees subject to a collective bargaining agreement) are eligible to be selected by the Compensation Committee as participants to receive discretionary awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock awards, performance share unit awards and phantom stock unit awards, and awards consisting of any combination of such equity-based incentives as set forth below.

         The Plan is administered by the full Board of Directors of the Company or a committee thereof, including the Compensation Committee (the entity administering the Plan, hereafter referred to as the "Committee"). The Committee, in its sole discretion, will determine which eligible officers, employees and consultants of the Company and its subsidiaries may participate in the Plan and the type, extent and terms of the equity-based awards to be granted to them. Members of the Committee who are Non-Employee Directors will receive automatic non-discretionary annual grants of stock options pursuant to the Plan.

         Each Non-Employee Director has been granted an option to purchase 3,333 shares of Common Stock in connection with the Spinoff. On the date that a person first becomes a Non-Employee Director, he or she will automatically be granted an option to purchase 3,333 shares of Common Stock. Thereafter, beginning in 1999, on the date of each annual meeting of stockholders of the Company, each Non-Employee Director will automatically be granted an option to purchase 1,000 shares of Common Stock. All such automatic grants to Non-Employee Directors are hereafter called "Director Options." Each Director Option has an exercise price per share equal to the fair market value of one share of Common Stock on the date of grant and vests and becomes exercisable over a four year period beginning on the first anniversary of the date of grant at the rate of 25% of each Director Option on each of the four years immediately following the date of grant. All Director Options will be NQSO's (as defined below).

         Also in connection with the Spinoff, salaried employees, sponsored athletes and other consultants of Bolle who previously had been awarded options to purchase Lumen shares under Lumen's stock option plan were granted substitute options under the Plan; their Lumen options were canceled. Such substitute options were granted at in-the-money exercise prices determined to provide the optionee with the same unrealized economic gain (if any) that he or she enjoyed in his or her Lumen options at the time of the Spinoff and were granted on proportionate vesting schedules based on the vesting schedules of their Lumen options. In addition, management employees of Lumen who are providing services to the Company as non-salaried officers and consultants of the Company under the Management Services Agreement were granted options under the Plan on the same basis as the options noted above. However, these options are new options rather than substitute options (as the recipients retained their original options in Lumen). Some of these in-the-money grants were immediately taxable to the recipients, with the balance of the grants taxable upon vesting or exercise. The actual gain (if any) to the recipients of the new options will be realized immediately, upon vesting or upon exercise of the options. These grants, which were designed to reward and incentivize the recipients as non-salaried officers and consultants to the Company, are otherwise equivalent to the salaried employee, sponsored athlete and consultant grants. The actual gain (if any) to the recipients of the substitute options will be realized only upon exercise of any such options. Total options granted was 860,330, at an average exercise price of $1.64 per share. All such options are NQSOs (as defined below).

         Stock options granted by the Committee under the Plan may be "incentive stock options" ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or "non qualified stock options" ("NQSO's"). The exercise price of the options will be determined by the Committee when the options are granted, subject to a minimum price of the fair market value of the Common Stock on the date of grant in the case of ISOs and the par value in the case of NQSOs. The option exercise price for all options granted under the Plan may be paid in cash or in shares of Common Stock having a fair market value on the date of exercise equal to the exercise price or, in the discretion of the Committee, by delivery to the Company of (i) other property having a fair market value on the date of exercise equal to the option exercise price, or (ii) a copy of irrevocable instructions to a stockbroker to deliver promptly to the Company an amount of sale or loan proceeds sufficient to pay the exercise price.

         A stock appreciation right (a "SAR"), may be granted by the Committee as a supplement to a related stock option or may be granted independently of any option. SARs granted in connection with an option will become exercisable and lapse according to the same vesting schedule and lapse rules that are established for the corresponding option. SARs granted independently of any option will vest and lapse according to the terms and conditions set by the Committee. A SAR will entitle its holder to be paid an amount equal to the excess of the fair market value of the Common Stock subject to the SAR on the date of exercise over the exercise price of the related stock options, in the case of a SAR granted in connection with an option, or the fair market value of Common Stock on the date of grant in the case of a SAR granted independently of an option.

         Shares of Common Stock covered by a restricted stock award may, in the discretion of the Committee, be issued to the recipient at the time the award is granted or may be deposited with an escrow agent until the end of the restricted period set by the Committee. During the restricted period, restricted stock will be subject to transfer restrictions and forfeiture in the event of termination of employment with the Company or a subsidiary and other restrictions and conditions established by the Committee at the time the award is granted.

         A phantom stock unit award will provide for the future payment of cash or the issuance of shares Common Stock to the recipient if continued employment or other conditions established by the Committee at the time of grant are attained.

         A performance share unit award will provide for the future payment of cash or the issuance of shares of the Common Stock to the recipient upon the attainment of certain corporate performance goals established by the Committee over performance award periods. At the end of each performance award period, the Committee decides the extent to which the corporate performance goals have been attained and the amount of cash or Common Stock to be distributed to the participant.

         During the year ended December 31, 1998, the Company granted 385,500 options under the Plan, and also granted 829,164 replacement options of equivalent Lumen options which were cancelled in connections with the Spinoff. Of the new options granted 28% were granted to named executive officers and directors of the Company.

OTHER

         The Company does not maintain a pension plan or other actuarial retirement plan for its named executive officers. The Company does not maintain any long term incentive plans. The Company's named executive officers are eligible to participate in benefit plans maintained by Lumen which are generally available to the Company's employees, including a 401(k) savings plan and the health and life insurance programs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with regard to the beneficial ownership of the Common Stock as of March 25, by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director and executive officer and (iii) all directors and officers of the Company as a group.


  NAME AND ADDRESS OF BENEFICIAL OWNER         AMOUNT AND NATURE OF    PERCENTAGE OF
                                               BENEFICIAL OWNERSHIP     CLASS OWNED
                                               --------------------    -------------
Martin E. Franklin
  555 Theodore Fremd Avenue
  Suite B-302
  Rye, New York 10580.............                    737,212              10.3%
Gary A. Kiedaisch.................                     43,666                *
Ian G.H. Ashken...................                    166,666               2.4
Nora A. Bailey....................                     11,666                *
Franck Bolle......................                    139,397               2.8
Patricia Bolle Passaquay..........                    139,397               2.8
David L. Moore....................                      5,949                *
David S. Moross...................                        833                *
All Executive Officers and Directors as a
  group (7 persons)...............                  1,356,280              17.8
Millbrook Partners, L.P.(4)
  2102 Sawgrass Village Drive
  Ponte Vedra Beach, Florida 32082                  1,020,865              15.4%
Marvin Schwartz(5)
  605 Third Avenue
  New York, New York 10158........                    463,157               7%
OZ Management, L.L.C. (6)
  153 East 53rd Street
  New York, New York 10022........                  1,821,388              22.1%

---------------

 *   Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within sixty (60) days upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percent beneficially owned by such individual and for the executive officers and directors as a group.

(2) Excludes 5,127 shares of Common Stock held in trust for Mr. Franklin's minor children as to which shares Mr. Franklin disclaims beneficial ownership.

(3) Excludes 8,333 shares of Common Stock held in trust for Mr. Ashken's minor children, as to which shares Mr. Ashken disclaims beneficial ownership.

(4) Based on Schedule 13D filing, dated June 11, 1998. 991,199 of these shares, or 8.7% of the Common Stock to be outstanding after the Offering, are beneficially held by Millbrook Partners, L.P. ("Millbrook"), and the remaining 29,666 shares are beneficially held by Millbrook's general partner, Mark M. Mathes.

(5) In a Schedule 13D filing dated March 26, 1998, Marvin Schwartz, acting in his personal capacity and not as a principal of Neuberger & Berman, reported beneficial ownership of such shares.

(6) 1,333,333 shares issuable at any time at the option of OZ Master Fund, Ltd. upon conversion of $7,000,000 aggregate principal amount of the Convertible Notes, subject to the provisions of the Convertible Note Purchase Agreement. Includes 248,055 additional shares held by OZ Master Fund, Ltd. and 240,000 shares held by its affiliate Och-Ziff Capital Management, L.P., over which OZ Management, L.L.C., the investment manager to the foregoing entities, may be deemed to have investment power.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT

         In connection with the Spinoff, the Company entered into a Management Services Agreement with Lumen (the "Management Services Agreement"). Pursuant to the Management Services Agreement, Lumen agreed to provide certain management services to the Company, including services relating to overall management and strategic planning and direction, banking negotiations, treasury functions, investor relations, securities regulatory compliance, employee and general business insurance programs and asset acquisitions and sales. Pursuant to the Management Services Agreement, Lumen also agreed to make available to the Company the services of Mr. Martin E. Franklin and Mr. Ian G. H. Ashken. As compensation for its services, Lumen was entitled to receive a monthly fee of $60,000 and reimbursement for its identifiable reasonable out-of-pocket expenses incurred in connection with the performance of services under the Management Services Agreement. On September 23, 1998, the Company entered into Amendment No. 1 to Management Services Agreement, among the Company, Lumen and Marlin Holdings, Inc. ("Marlin"), of which Mr. Franklin is the Chairman, Chief Executive Officer and a principal stockholder and Mr. Ashken is the Vice Chairman and a principal stockholder, pursuant to which, in effect, Lumen assigned its rights and obligations under the Management Services Agreement to Marlin, which assumed Lumen's obligation thereunder, and the monthly management fee payable by the Company was reduced from $60,000 to $50,000. The Management Services Agreement was also amended to have an initial term of four years, and will thereafter be automatically renewed for successive one-year periods until terminated by either party upon 90 days' written notice. In connection with entering into such amendment, (i) the Company consented to the assignment and released Lumen from its obligations pursuant to the Management Services Agreement arising from October 1998 through the remainder of the term and (ii) Lumen assigned to the Company any and all claims it has or may have relating to certain litigation and the Company agreed to defend, indemnify and hold Lumen harmless against all claims, damages, losses, liabilities, cost and expenses incurred in connection with such litigation, including without limitation defending any counter-claims.

CONTRIBUTION AGREEMENT AND INDEMNIFICATION AGREEMENT

         In connection with the Spinoff, Lumen assigned to the Company all of Lumen's assets other than those related to the ORC Business (as defined in the Contribution Agreement) and certain other specified assets retained by Lumen, and the Company assumed all of Lumen's liabilities prior to the Spinoff other than those related to the ORC Business. In addition, pursuant to an Indemnification Agreement between Lumen, ILC Technology, Inc. and the Company (the "Bolle Indemnification Agreement") the Company is required to indemnify Lumen against all of Lumen's liabilities prior to the Spinoff other than substantially all liabilities related to the ORC Business. In October 1998, the Company entered into Amendment No. 1 to the Bolle Indemnification Agreement pursuant to which, among other things, the Bolle Indemnification Agreement was amended to clarify that the Company was not required to indemnify and hold Lumen harmless from and against losses incurred or arising from any environmental laws relating to Voltarc Technologies, Inc.

RELATIONSHIPS WITH DIRECTORS

         Employment Agreements.

         Each of Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, both directors of the Company, is employed full-time by Societe Bolle SNC ("Bolle SNC"), an indirectly wholly owned subsidiary of the Company, as Director of International Operations and Director of Export Sales, respectively, pursuant to employment agreements with Bolle SNC. These agreements were originally entered into in July 1997 and were amended effective January 1, 1999. During 1998, the Company was committed to pay basic annual gross base remuneration in the French Franc equivalent of approximately $280,000, to be increased by a minimum of 3% annually after the first year. In addition, each of Mr. Franck Bolle and Ms. Patricia Bolle Passaquay is entitled to bonuses for the years 1997, 1998 and 1999 of 25% to 50% of his or her annual salary if the Company meets or exceeds its annual budgetary objectives. Each agreement shall continue until terminated by either party upon three-months prior written notice, provided, however, that if the Company terminates either agreement before July 9, 2000 for any reason other than gross or willful misconduct, the employee will be entitled to compensation equal to the salary that he or she would have received from the date of termination to July 9, 2000. Each agreement provides that if the employee terminates his or her employment, he or she will be restricted from competing against Bolle SNC for a period of up to three years following such termination and will be entitled to an additional monthly compensation equal to eight to ten percent of his or her last monthly salary during such period. The amendment, effective January 1, 1999, reduced the annual salaries of Mr. Franck Bolle and Ms, Patricia Bolle Passaquay to a level commensurate with their current duties of approximately $168,000 per year leaving the other terms of the agreements the same. The difference between the originally agreed salary levels and the new salaries for the remainder of the term of the agreements will be paid in cash in 1999.

         Mr. Kiedaisch, the Chief Executive Officer and a director of the Company, is employed full time pursuant to an employment agreement with the Company. See "EXECUTIVE COMPENSATION--Employment Agreement."

         Bolle Preferred Stock and Warrants. Each of Mr. Franck Bolle and Ms. Patricia Bolle Passaquay holds 12,614 shares of Series A Preferred Stock and 1,975 shares of Series B Preferred Stock, and Bolle Warrants for the purchase of up to 132,724 shares of Common Stock. Mr. Bolle and Ms. Bolle Passaquay may not sell their Series B Preferred Stock without the prior written consent of at least 90% of the then outstanding shares of the Series B Preferred Stock until the Company has redeemed all the shares of the Series B Preferred Stock or the Subordinated Debt (as defined below). For a description of the rights and preferences of the Bolle Series A and Series B Preferred Stock and a description of the Bolle Warrants, see "DESCRIPTION OF CAPITAL STOCK."

CERTAIN TRANSACTIONS

         Bolle France Acquisition. On July 10, 1997, Lumen acquired and contributed to the Company all of the issued and outstanding share capital of Bolle France, pursuant to the terms of the Share Purchase Agreement. Pursuant to the terms of the Share Purchase Agreement, Bolle acquired from the Sellers all of the issued and outstanding share capital of Bolle France, Bolle Diffusion Sarl and the related land, in exchange for approximately $54,700,000 consisting of the following, not including transaction expenses of approximately $3,600,000: (a) $31,000,000 in cash (the "Cash Consideration"); (b) warrants to the Sellers to purchase Lumen common stock which have since been exchanged for Bolle Warrants to purchase an aggregate of 663,618 shares of Common Stock with an exercise price of $9.95 per share; (c) ten thousand (10,000) shares of Lumen Series A Preferred Stock having an aggregate liquidation preference of approximately $9,300,000 issued pursuant to the terms of the Certificate of Designations of Lumen Series A Preferred Stock; (d) one hundred (100) shares of Common Stock valued at approximately $3,300,000, being the minimum value of the Common Stock to be issued to the Sellers pursuant to the Share Purchase Agreement; and (e) sixty-four thousand one hundred twenty (64,120) shares of Series A Preferred Stock having an aggregate liquidation preference of approximately $11,100,000 issued pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock of the Company. On July 10, 1997, Lumen borrowed approximately $32,000,000, for the purpose of paying the Cash Consideration and certain transaction expenses in connection with the purchase of Bolle France, pursuant to the terms of the Credit Agreement.

         The Share Purchase Agreement provides that none of the Sellers may dispose of their shares of Common Stock until July 9, 2000. If, on that date, the closing market price of the total number of shares then held by the Sellers is less than $3,301,500 (the "Minimum Value"), the Company shall pay on such date in cash or freely tradable stock the difference between the actual value of the shares and the Minimum Value. In addition, pursuant to letters dated July 9, 1997 and December 4, 1997 from Martin Franklin to the Sellers, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, Mr. Franklin will refrain from selling any shares of Common Stock which he received pursuant to the Spinoff for so long as the Series B Preferred Stock shall not have been redeemed in full by the Company. In connection with the Spinoff, each of Mr. Franck Bolle, Ms. Patricia Bolle Passaquay, Ms. Christelle Roche and Ms. Brigitte Bolle were issued approximately 55,000 shares of Common Stock and each of Mr. Robert Bolle and Mr. Maurice Bolle were issued approximately 27,500 shares of Common Stock. All of the shares of Common Stock received by the Sellers, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, pursuant to the Share Purchase Agreement and this dividend will bear the rights and obligations described above.

         Under the Share Purchase Agreement, each of the Sellers on the one hand, and the Company and Lumen on the other hand, are liable to fully reimburse and indemnify the other for any expense, damage, loss or liability arising from any breach of the terms of the Share Purchase Agreement by the indemnifying party, subject to certain minimum claim amounts which must be met for the indemnification provisions to take effect. In connection with the Spinoff, the Company agreed to assume all obligations and liabilities of Lumen to each Seller, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, incurred by Lumen in connection with the purchase of Bolle France and Lumen shall then be released from all such obligations and liabilities. As a result, the Company became solely responsible for Lumen's indemnification obligations for breach of its representations and warranties made to the Sellers, including Mr. Franck Bolle and Ms. Patricia Bolle Passaquay, in the Share Purchase Agreement.

         Indebtedness to related parties. During the year ended December 31, 1997 and the interim period ended March 12, 1998, the Company was party to a revolving intercompany credit arrangement with Lumen. In connection with the Spinoff, Lumen repurchased all the shares of Lumen preferred stock held by the Company in exchange for the cancellation of intercompany debt owed by the Company to Lumen. At the time of the Spinoff the Company entered into the Credit Agreement and there are no further intercompany credit arrangements between Lumen and the Company.

             Consulting and Non-Compete Agreement. In connection with the Spinoff, pursuant to the transfers made from Lumen to the Company under the Contribution Agreement, the Company became party to the consulting and non-compete agreement entered into with Steve N. Haber, the former Chairman of the Board, Chief Executive Officer and President of Bolle America in November 1995. The following description refers to the parties' respective duties giving effect to the assignment of the consulting agreement to the Company. Pursuant to the agreement, as of January 1, 1997, Mr. Haber was hired as a consultant to the Company for annual compensation of $155,000 plus health and life insurance benefits for a period ending on December 31, 2000, extendible for an additional five years by mutual agreement of the parties. Such consulting agreement was terminated as of December 31, 1998 and during the first quarter of 1999, the Company paid the remaining amount due under the agreement to Mr. Haber. Mr. Haber also agreed, commencing on the effective date of the consulting agreement and continuing through December 31, 2005, not to compete against the Company in the eyewear or optical, opthalmic or optometric businesses in any geographic area in which the Company does business. As compensation for this noncompete agreement, Mr. Haber received an initial payment of $800,000 and will receive a payment of $100,000 per year commencing January 1, 1997 through December 31, 2005. Mr. Haber furthermore agreed not to disclose any of the Company's confidential information. The non-compete agreement remains in effect.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(A)      1.       FINANCIAL STATEMENTS:

                  CONSOLIDATED FINANCIAL STATEMENTS:                                          PAGE:
                  ----------------------------------                                          -----
                  Report of Independent Auditors.............................................  27

                  Report of Independent Accountants..........................................  28

                  Consolidated Balance Sheets at December 31, 1998 and 1997..................  29

                  Consolidated Statements of Operations for the three years
                     ended December 31, 1998, 1997 and 1996.................................   30

                  Consolidated Statements of Stockholders' Equity for the three years
                     ended December 31, 1998, 1997 and 1996.................................   31

                  Consolidated Statements of Cash Flows for the three years ended
                     December 31, 1998, 1997 and 1996.......................................   32

                  Notes to Consolidated Financial Statements................................   34

         2        FINANCIAL STATEMENT SCHEDULES:

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3        EXHIBITS:

                  The following exhibits are hereby incorporated by reference herein:

   3.1 Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   3.2 Certificate of Designations of the Series B Preferred Stock. Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   3.3 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   3.4 Amendment to Bylaws dated March 11, 1998. Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-23899).

   4.1 Specimen of Stock Certificate. Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   4.2 Amended and Restated Share Purchase Agreement dated July 9, 1997 among BEC Group, Inc. ("BEC") (renamed Lumen Technologies, Inc. on March 11, 1998) and Bolle Inc. (the "Company"), on the one hand, and each of Robert Bolle, Maurice Bolle, Franck Bolle, Brigitte Bolle, Patricia Bolle Passaquay and Christelle Roche (collectively, the "Sellers"). Incorporated by reference to Exhibit 10.1 of BEC's Current Report on Form 8-K, dated July 10, 1997 (Commission File No. 1-14360).

   4.3 Letter Agreement dated July 9, 1997 by and among Martin E. Franklin and each of the Sellers. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).

   4.4 Letter Agreement dated December 15, 1997 by and among Martin E. Franklin and each of the Sellers. Incorporated by reference to
           Exhibit 6 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   4.5 Letter from the Company to the Sellers regarding the Series A Preferred Stock. Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-23899).

   4.6 Warrant Agreement among the Company and each of the Sellers. Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-23899).

   4.7* 1998 Stock Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-23899).

   4.8 Convertible Subordinated Note Purchase Agreement dated May 29, 1998 between the Company and OZ Master Fund, Ltd. Incorporated by reference to the Company's Current Report on Form 8-K, date of event June 1, 1998.

   4.9 Form of Convertible Subordinated Note. Incorporated by reference to the Company's Current Report on Form 8-K, date of event June 1, 1998.

   4.10 Share Sale Agreement dated May 28, 1998 among the Company and Keith Archibald Collicoat, Eric Henry Collicoat and Roger Howard Gibbons. Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 (Registration No. 333-56687).

  10.1* Employment Agreement and Memorandum of Understanding dated July 7,1 997 between the Company and Gary Kiedaisch. Incorporated by reference to Exhibit 10.1 to the Company's Registratioin Statement on Form S-1 (Registration No. 333-40279).

  10.2* Employment Agreement dated July 9, 1997 between Societe Bolle SNC and Franck Bolle (English translation). Incorporated by reference to
           Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).

  10.3 Employment Agreement dated July 9, 1997 between Societe Bolle SNC and Patricia Bolle Passaquay (English translation). Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333.40279).

  10.4 Agreement dated September 20, 1995 between the Company and Steve N. Haber. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333.40279).

  10.5 Management Services Agreement (the "Management Services Agreement") between the Company and BEC. Incorporated by reference to Exhibit
           10.6 to BEC's Current Report on Form 8-K, date of event March 11,
           1998.

  10.6 Bill of Sale and Assignment Agreement between BEC and the Company. Incorporated by reference to Exhibit 10.4 to BEC's Current Report on Form 8-K, date of even March 11, 1998.

  10.7 Indemnification Agreement (the "Bolle Indemnification Agreement") by and among BEC, BILC Acquisition Corp. and the Company. Incorporated by reference to Exhibit 10.5 to BEC's Current Report on Form 8-K, date of event March 11, 1998.

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

  10.10 Agreement and Plan of Merger, dated as of July 26, 1995, among Benson Eyecare Corporation, Benson Acquisition Corp., and Bolle America, Inc. Incorporated by reference to Exhibit 10.1 to Benson Eyecare Corporation's Current Report on Form 8-K, dated August 3, 1995 (Commission File No. 1-9435).

10.11 Agreement and Plan of Merger, dated as of February 11, 1996, between Essilor International, S.A., Essilor of Americas, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, BEC and Omega Opco, Inc. Incorporated by reference to Exhibit 10.1 to BEC's Registration Statement on Form S-1 (Registration No. 333-3186).

10.12 Indemnification Agrement, dated as of February 11, 1996, by and among Essilor International, S.A., Essilor of America, Inc. Essilor Acquisition Corporation, Benson Eyecare Corporation, and BEC. Incorporated by reference to Exhibit 10.3 to BEC's Registration Statement on Form S-1 (Registration No.
           333-3186).

10.13 Asset Purchase Agreement, dated as of February 11, 1996, by and among Benson Eyecare Corporation, BEC and Optical Radiation Corporation and Monsanto Company. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Current Report on Form 8-K, dated February 12, 1996.

10.14 Stock Purchase Agreement, dated as of November 13, 1996, by and among BEC, Foster Grant Group, L.P., Foster Grant Holdings, L.P. and Accessories Associates, Inc. Schedules and other attachments to such agreement are not filed herewith, but will be provided supplementally to the Commission upon request. Incorporated by reference to Exhibit
           2.1 to BEC's Quarterly Report on Form 10-Q/A for the period ended September 30, 1996.

10.15 Merger Agreement, dated as of June 30, 1994, among BEC (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.1 to Benson Eyecare Corporation's Current Report on Form 8-K, dated of event June 30, 1994 (Commission File No. 1-9435).

10.16 Amendment No. 1 to Merger Agreement, dated as of July 6, 1994, among BEC (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.2 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994 (Commission File No. 1-9435).

10.17 Amendment No. 2 to Merger Agreement, dated as of August 29, 1994, by and among BEC, Optical Radiation Corporation and Benson Acquisition Corporation. Incorporated by reference to Annex E to Benson Eyecare Corporation's Registration Statement on Form S-4, dated September 12, 1994 (Commission File No. 1-9435).

10.18 Form of Indemnification Agreement between the Company and its officers and directors. Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).

10.19 Second Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of March 11, 1998, among the Company, NationsBank, National Association and the other lenders party thereto, together with the Credit Agreement are copies of the following ancillary agreements (Incorporated by reference to Exhibit
           10.23 to the Company's Annual Report on form 10-K for the year ended December 31, 1997.):

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

10.20 Amendment No. 1 to the Credit Agreement, dated May 24, 1998. Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).

The following exhibits are filed herewith:

         10.21 Agreement dated as of March 12, 1998 between Lumen and the Company.

         10.22 Amendment No. 1 to the Management Services Agreement, dated September 23, 1998 between Lumen Technologies, Inc., Marlin Holdings, Inc. and the Company.

         10.23 Amendment No. 1 to the Bolle Indemnification Agreement, dated October, 1998.

         10.24    Amendment No. 2 to the Credit Agreement, dated November 30,
                  1998.

         10.25 Amendment No. 3 to the Credit Agreement effective December 31, 1998.

         21.1     List of Subsidiaries of the Company.

         23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.

         23.2     Consent of Ernst & Young LLP, independent auditors.

         27       Financial Data Schedule.

*  This exhibit represents a management contract or compensatory plan.


(B)      REPORTS ON FORM 8-K .

The Company has filed the following reports on Form 8-K during the fourth quarter of 1998:

Report    Date of Report     Items Reported
------    --------------     --------------
8-K/A     June 1, 1998       Item 7.  On September 8, 1998, the Company filed
                             the Financial Statements of Bill Bass Optical Pty
                             Limited as of and for the two (2) years ended
                             June 30, 1997.

8-K/A     June 1, 1998       Item 7.  On October 27, 1998 the Company filed the
                             Financial Statements of Bill Bass Optical Pty
                             Limited as of and for the six months ended
                             December 31, 1997.

8-K       November 3, 1998   Item 4.  The Company announced a change in its
                             independent accountants.

                                   BOLLE INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1999.


                                                         Bolle Inc.


                                              By: /s/ Martin E. Franklin
                                                 ------------------------------
                                                      Martin E. Franklin
                                                     Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Martin E. Franklin                       /s/ Gary A. Kiedaisch
------------------------------------         --------------------------------
Martin E. Franklin                             Gary A. Kiedaisch
Chairman of the Board                          Chief Executive Officer

Dated: March 29, 1999                          Dated: March 29, 1999

/s/ Ian G. H. Ashken                         /s/ David L. Moore
------------------------------------         --------------------------------
Ian G. H. Ashken                               David L. Moore
Vice Chairman and Secretary                    Director

Dated: March 29, 1999                          Dated: March 29, 1999

/s/ Nora A. Bailey                           /s/ Franck Bolle
------------------------------------         --------------------------------
Nora A. Bailey                                 Franck Bolle
Director                                       Director

Dated: March 29, 1999                          Dated: March 29, 1999

/s/ Patricia Bolle Passaquay                 /s/ David S. Moross
------------------------------------         --------------------------------
Patricia Bolle Passaquay                       David S. Moross
Director                                       Director

Dated: March 29, 1999                          Dated: March 29, 1999

/s/ Thomas Reed
------------------------------------
Thomas Reed
Chief Financial Officer

Dated: March 29, 1999

                                  EXHIBIT INDEX

         3        EXHIBITS:

                  The following exhibits are hereby incorporated by reference herein:

   3.1 Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   3.2 Certificate of Designations of the Series B Preferred Stock. Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   3.3 Amended and Restated Bylaws. Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   3.4 Amendment to Bylaws dated March 11, 1998. Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-23899).

   4.1 Specimen of Stock Certificate. Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   4.2 Amended and Restated Share Purchase Agreement dated July 9, 1997 among BEC Group, Inc. ("BEC") (renamed Lumen Technologies, Inc. on March 11, 1998) and Bolle Inc. (the "Company"), on the one hand, and each of Robert Bolle, Maurice Bolle, Franck Bolle, Brigitte Bolle, Patricia Bolle Passaquay and Christelle Roche (collectively, the "Sellers"). Incorporated by reference to Exhibit 10.1 of BEC's Current Report on Form 8-K, dated July 10, 1997 (Commission File No. 1-14360).

   4.3 Letter Agreement dated July 9, 1997 by and among Martin E. Franklin and each of the Sellers. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).

   4.4 Letter Agreement dated December 15, 1997 by and among Martin E. Franklin and each of the Sellers. Incorporated by reference to
           Exhibit 6 to the Company's Registration Statement on Form 8-A (Commission File No. 000-23899).

   4.5 Letter from the Company to the Sellers regarding the Series A Preferred Stock. Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-23899).

   4.6 Warrant Agreement among the Company and each of the Sellers. Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-23899).

   4.7* 1998 Stock Incentive Plan. Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 000-23899).

   4.8 Convertible Subordinated Note Purchase Agreement dated May 29, 1998 between the Company and OZ Master Fund, Ltd. Incorporated by reference to the Company's Current Report on Form 8-K, date of event June 1, 1998.

   4.9 Form of Convertible Subordinated Note. Incorporated by reference to the Company's Current Report on Form 8-K, date of event June 1, 1998.

   4.10 Share Sale Agreement dated May 28, 1998 among the Company and Keith Archibald Collicoat, Eric Henry Collicoat and Roger Howard Gibbons. Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 (Registration No. 333-56687).

  10.1* Employment Agreement and Memorandum of Understanding dated July 7,1 997 between the Company and Gary Kiedaisch. Incorporated by reference to Exhibit 10.1 to the Company's Registratioin Statement on Form S-1 (Registration No. 333-40279).

  10.2* Employment Agreement dated July 9, 1997 between Societe Bolle SNC and Franck Bolle (English translation). Incorporated by reference to
           Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).

  10.3 Employment Agreement dated July 9, 1997 between Societe Bolle SNC and Patricia Bolle Passaquay (English translation). Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333.40279).

  10.4 Agreement dated September 20, 1995 between the Company and Steve N. Haber. Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333.40279).

  10.5 Management Services Agreement (the "Management Services Agreement") between the Company and BEC. Incorporated by reference to Exhibit
           10.6 to BEC's Current Report on Form 8-K, date of event March 11,
           1998.

  10.6 Bill of Sale and Assignment Agreement between BEC and the Company. Incorporated by reference to Exhibit 10.4 to BEC's Current Report on Form 8-K, date of even March 11, 1998.

  10.7 Indemnification Agreement (the "Bolle Indemnification Agreement") by and among BEC, BILC Acquisition Corp. and the Company. Incorporated by reference to Exhibit 10.5 to BEC's Current Report on Form 8-K, date of event March 11, 1998.

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

  10.10 Agreement and Plan of Merger, dated as of July 26, 1995, among Benson Eyecare Corporation, Benson Acquisition Corp., and Bolle America, Inc. Incorporated by reference to Exhibit 10.1 to Benson Eyecare Corporation's Current Report on Form 8-K, dated August 3, 1995 (Commission File No. 1-9435).

10.11 Agreement and Plan of Merger, dated as of February 11, 1996, between Essilor International, S.A., Essilor of Americas, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, BEC and Omega Opco, Inc. Incorporated by reference to Exhibit 10.1 to BEC's Registration Statement on Form S-1 (Registration No. 333-3186).

10.12 Indemnification Agrement, dated as of February 11, 1996, by and among Essilor International, S.A., Essilor of America, Inc. Essilor Acquisition Corporation, Benson Eyecare Corporation, and BEC. Incorporated by reference to Exhibit 10.3 to BEC's Registration Statement on Form S-1 (Registration No.
           333-3186).

10.13 Asset Purchase Agreement, dated as of February 11, 1996, by and among Benson Eyecare Corporation, BEC and Optical Radiation Corporation and Monsanto Company. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Current Report on Form 8-K, dated February 12, 1996.

10.14 Stock Purchase Agreement, dated as of November 13, 1996, by and among BEC, Foster Grant Group, L.P., Foster Grant Holdings, L.P. and Accessories Associates, Inc. Schedules and other attachments to such agreement are not filed herewith, but will be provided supplementally to the Commission upon request. Incorporated by reference to Exhibit
           2.1 to BEC's Quarterly Report on Form 10-Q/A for the period ended September 30, 1996.

10.15 Merger Agreement, dated as of June 30, 1994, among BEC (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.1 to Benson Eyecare Corporation's Current Report on Form 8-K, dated of event June 30, 1994 (Commission File No. 1-9435).

10.16 Amendment No. 1 to Merger Agreement, dated as of July 6, 1994, among BEC (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.2 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994 (Commission File No. 1-9435).

10.17 Amendment No. 2 to Merger Agreement, dated as of August 29, 1994, by and among BEC, Optical Radiation Corporation and Benson Acquisition Corporation. Incorporated by reference to Annex E to Benson Eyecare Corporation's Registration Statement on Form S-4, dated September 12, 1994 (Commission File No. 1-9435).

10.18 Form of Indemnification Agreement between the Company and its officers and directors. Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).

10.19 Second Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of March 11, 1998, among the Company, NationsBank, National Association and the other lenders party thereto, together with the Credit Agreement are copies of the following ancillary agreements (Incorporated by reference to Exhibit
           10.23 to the Company's Annual Report on form 10-K for the year ended December 31, 1997.):

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

10.20 Amendment No. 1 to the Credit Agreement, dated May 24, 1998. Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-40279).

The following exhibits are filed herewith:

         10.21 Agreement dated as of March 12, 1998 between Lumen and the Company.

         10.22 Amendment No. 1 to the Management Services Agreement, dated September 23, 1998 between Lumen Technologies, Inc., Marlin Holdings, Inc. and the Company.

         10.23 Amendment No. 1 to the Bolle Indemnification Agreement, dated October, 1998.

         10.24    Amendment No. 2 to the Credit Agreement, dated November 30,
                  1998.

         10.25 Amendment No. 3 to the Credit Agreement effective December 31, 1998.

         21.1     List of Subsidiaries of the Company.

         23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.

         23.2     Consent of Ernst & Young LLP, independent auditors.

         27       Financial Data Schedule.

*  This exhibit represents a management contract or compensatory plan.