Form 10-Q
period 1999-03-31
BOLLE INC
filed 1999-05-14
CIK 1049588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 000-23899

                                   BOLLE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                     13-3934135
(STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                                         10580
---------------------------------------                            ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9475


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

Common Shares, par value $.01 - 6,895,329 Shares as of May 13, 1999

                                  Page 1 of 10.
                        Exhibit Index Appears at page 10.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                   BOLLE INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                             March 31,        December 31,
                                                                1999             1998
                                                                ----             ----
ASSETS                                                      (Unaudited)
Current assets:
Cash and cash equivalents                                       $ 1,879          $ 1,194
Trade receivables, net                                           13,530           15,238
Inventories                                                      11,810           11,210
Investment held for resale                                                         4,922
Other current assets                                              3,739            3,676
                                                            --------------   --------------
    Total current assets                                         30,958           36,240
Property and equipment, net                                       5,006            5,129
Trademarks, net                                                  31,369           34,208
Goodwill and other intangibles, net                               5,355            5,245
Other assets                                                      1,414            1,424
                                                            ==============   ==============
    Total assets                                                $74,102         $ 82,246
                                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Short term debt and current portion of long term debt           $13,763         $ 18,955
Accounts payable                                                  6,612            5,851
Accrued expenses                                                  6,990            7,455
                                                            --------------   --------------
    Total current liabilities                                    27,365           32,261
Long-term debt, net of current portion                            2,962            3,407
Zero coupon convertible subordinated notes                        7,000            7,000
Deferred tax liabilities                                         11,123           13,028
Other                                                             3,693            3,063
                                                            --------------   --------------
    Total liabilities                                            52,143           58,759
                                                            --------------   --------------

Minority interests                                                   67               70
Mandatorily redeemable Series A Preferred
  Stock--redemption value $11,055; par value $0.01; 64           11,055           11,055
  shares authorized, issued and outstanding
Mandatorily redeemable Series B Preferred Stock plus
  accrued interest--redemption value $9,625; par value            9,859            9,669
  $0.01; 10 shares authorized, issued and outstanding

Stockholders' equity:
Common stock - par value $.01; 20,000 shares authorized;
6,895 and 6,893 shares issued and outstanding                        69               69
Additional paid-in capital                                       38,355           38,539
Cumulative translation adjustment                                   (61)
                                                                                   1,731
Prior years' accumulated deficit                                (37,646)         (37,646)
Current year earnings                                               261
                                                            --------------   --------------
     Total stockholders' equity                                     978            2,693
                                                            --------------   --------------
     Total  liabilities and stockholders' equity               $ 74,102         $ 82,246
                                                            ==============   ==============

                                        2

                 See accompanying notes to financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     For three months ended
                                                            March 31,
                                                    --------------------------
                                                      1999           1998
                                                    -----------    -----------
REVENUES
Net sales                                           $ 14,664       $ 10,728

COSTS AND EXPENSES
Cost of sales                                          6,778          5,288
Sales and marketing expenses                           3,283          2,389
General and administrative expenses                    3,807          2,348
Depreciation and amortization                            600            693
Interest expense                                         451            484
Other income                                            (677)          (515)
                                                    -----------    -----------
Total costs and expenses                              14,242         10,687
                                                    -----------    -----------

Income before taxes                                      422             41
Provision for income taxes                               164             16
Minority interests                                        (3)
                                                    -----------    -----------
Net income                                               261             25
Preferred dividends                                      192             29
                                                    -----------    -----------
Net income (loss) attributable to common stock      $     69         $   (4)
                                                    ===========    ===========

Comprehensive income                                $ (1,024)      $ (1,171)
                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                                  6,894          6,150
Diluted                                                7,119          6,150

EARNINGS (LOSS) PER SHARE
Basic                                                 $ 0.01         $(0.00)
Diluted                                               $ 0.01         $(0.00)

                 See accompanying notes to financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      For the three months
                                                              ended
                                                            March 31,
                                                    ---------------------------
                                                      1999           1998
                                                    -----------    ------------
         Net cash provided by operating activities  $  1,782         $ 2,018
                                                    -----------    ------------

Cash flows from investing activities:
   Non-compete agreement and intangible assets           (25)            (25)
   Capital expenditures                                 (517)            (78)
   Proceeds from sale of assets                        4,928
                                                    -----------    ------------
         Net cash used (provided) by investing
           activities                                  4,386            (103)
                                                    -----------    ------------

Cash flows from financing activities:
   Payments on revolving credit line                  (2,250)         (1,982)
   Payments on long term obligations                    (152)            102
   Proceeds from short term debt                         555
   Payments on long term debt                         (3,105)
   Net proceeds from issuance of common stock              6
                                                    -----------    ------------
         Net cash used by financing activities        (4,946)         (1,880)
                                                    -----------    ------------

Effect of change in exchange rates on cash              (536)            (29)
                                                    -----------    ------------

Net increase in cash and cash equivalents                686               6

Cash and cash equivalents at beginning of period       1,193           1,204
                                                    -----------    ------------

Cash and cash equivalents at end of period          $  1,879        $  1,210
                                                    ===========    ============

                 See accompanying notes to financial statements.

                                   BOLLE INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2--SEGMENT INFORMATION

The Company operates and manages its operation primarily based on geographic location. The Company has three reportable segments; North America, Europe and Australia. Each of the Company's segments sells Bolle branded sunglasses, goggles and safety and tactical eyewear. Products are manufactured by Bolle France in Oyonnax, France and through subcontractors. The Company's products are sold to outside distributors throughout the world and through its owned distributors in North America, Europe and Australia.

The Company evaluates performance and allocates resources based on operating results of the reportable segments. The accounting policies for each segment is the same as described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost.

Information about the Company's reportable segments for the year ended March 31, 1999 is summarized in the following table.

Three months ended March 31, 1999

                                                                      Elimination
                               North                    Australia          of        Consolidated
                                America       Europe    & Hong        Intersegment      Total
                                                           Kong       Transactions
                               -----------  ----------- -----------  --------------- -------------
Revenues from external          $ 6,151      $ 6,290      $2,223                       $ 14,664
customers
Intersegment revenues                89        3,759           3         $ (3,851)

Segment profit (loss)               (87)         528        (19)                            422

Segment assets                   10,646       54,562       8,894                         74,102


Three Months ended March 31, 1998

                                                        Elimination of
                               North                     Intersegment    Consolidated
                                America       Europe     Transactions        Total
                               -----------  ----------- --------------------------------
Revenues from external           $4,213       $6,515                          $10,728
customers
Intersegment revenues                          1,315        $ (1,315)

Segment profit (loss)               124          (83)                              41

Segment assets                   26,965       79,864                          106,829

Net sales to unaffiliated customers are classified based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Segment profit (loss) before income taxes consists of total net sales less operating expenses, interest, and other income. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

For the three months ended March 31, 1999 and 1998, no single customer contributed more than 10% of the Company's net sales.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bolle Inc. is a vertically integrated designer, manufacturer and marketer of Bolle(R) branded eyewear, including Bolle(R) premium sunglasses, goggles and tactical and safety eyewear. The Company became a publicly listed corporation upon the spinoff ("Spinoff") on March 11, 1998 by Lumen Technologies, Inc. ("Lumen") of the interest held by Lumen in the Company. In conjunction with the Spinoff, the Company executed certain agreements with Lumen, including the Contribution Agreement and the Indemnification Agreement (the "Agreements"), which (i) transferred to the Company all of the business, assets and liabilities of Lumen other than those relating to the conduct of Lumen's retained operations; (ii) capitalized $17 million of the Company's indebtedness to Lumen; and, (iii) obligated the Company to assume and to pay when and as due all liabilities and taxes in respect of the assets and liabilities conveyed to it by Lumen, as well as in respect of certain assets and liabilities retained by Lumen.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

Net sales of $14.7 million for the quarter ended March 31, 1999 increased from $10.7 million for the comparable period in 1998. The results from prior year's quarterly period do not include the 1998 Australia acquisition; however, due to seasonality, Australia contributes less to sales during the first and second quarters. Including the results of Bolle Australia as if the acquisition had ocurred as of January 1, 1998, net sales increased 20% on a pro forma basis. The sales increase reflects more successful sales efforts and increased demand for Bolle(R) branded products.

Gross profit of $7.9 million or 54% for the quarter ended March 31, 1999 increased from $5.4 million or 51% for the quarter ended March 31, 1998. This increase in gross margin reflects a higher mix of distributor sales and improved manufacturing margins this year.

Sales and marketing expenses for the quarters ended March 31, 1999 and 1998 were $3.3 million and $2.4 million, respectively. General and administrative expenses of $3.8 million for the quarter ended March 31, 1999 increased from $2.3 million for the quarter ended March 31, 1998. Such expenses represent a decrease from the last two quarters of 1998 as a result of cost savings achieved.

Interest expense of $.5 million for the quarters ended March 31, 1999 and 1998 reflects interest primarily on the Company's bank indebtedness. The Company's average borrowing interest rates have not changed significantly on a year-on-year basis.

For the quarter ended March 31, 1999, other income consists primarily of foreign exchange gains realized as the French Franc exchange rate increased significantly against the U.S. Dollar during the quarter and continues to be quite volatile. For the quarter ended March 31, 1998, other income consisted primarily of equity income from the company's investment in Eyecare Products, plc., which was sold during the first quarter of this year.

The company's effective tax rate for the first quarter of 1999 was 39% and the provision for income taxes consists of foreign taxes only. For the first quarter of 1998, the effective tax rate was also 39%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations of $1.8 million represents net income in addition to decreases in accounts receivable and offset by increases in inventory. Depreciation and amortization for the three months ended March 31, 1999 was $600,000 compared to $693,000 for three months ended March 31, 1998, reflecting the acquisitions of Bolle Australia offset by the write-down of certain intangible assets in the fourth quarter of 1998. Proceeds from the sale of assets of $4.9 million consisted primarily of the proceeds from the sale of the company's investment in Eyecare Products, plc. Such proceeds were used to pay down $3.0 million of the short term portion of the outstanding term loan and a portion of the revolver of the Credit Agreement. Capital expenditures of $517,000 represent an increase of $439,000 from the same period of 1998. Management believes that the Credit Agreement along with cash from operations will be sufficient to fund the Company's cash operating and investing activities for the foreseeable future.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for any portion of 1999, shall be deemed forward looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward looking statements. Those factors include, but are not limited to, demand and competition for the Company's products, changes in consumer preferences on fashion trends, delays in anticipated store openings, and changes in the Company's relationship with its suppliers and other resources. The forward looking statements contained in this Quarterly Report on Form 10-Q were prepared by management and have not been audited by, examined by, compiled by or subject to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.

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


SEASONALITY AND CYCLICAL RESULTS

The Company's sunglass business is seasonal in nature, with the second quarter typically having the highest sales due to the increased demand for sunglasses during that period. The Company's goggle business is seasonal in nature with the fourth quarter having the highest sales due to the increased demand for goggles prior to the ski season. This seasonality is partially offset by safety eyewear sales and Australian sales of all Bolle(R) products.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $8.8 million of the Company's revenues for the quarter ended March 31, 1999 and $65.1 million of its total assets including trademarks, goodwill and other intangibles totaling $35.9 million as of March 31, 1999 were denominated in foreign currencies. Approximately $8.1 million of indebtedness at March 31, 1999 was denominated in French Francs bearing interest at variable rates based upon the French Franc LIBOR rate. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

The Company's earnings are affected by changes in short-term interest rates on its bank indebtedness. If market interest rates used for determining the interest rate under the facility averaged 2% more during the first quarter of 1999, the Company's interest expense, would have increased by approximately $422,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to foreign currencies, predominately the French Franc, as a result of intercompany borrowings and French Franc borrowings under the Company's credit facility. At March 31, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the French Franc would have resulted in a decrease in gross profit of approximately $359,000 for the quarter ended March 31, 1999. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.



                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)     EXHIBITS:

        The following exhibits are filed herewith or are incorporated by reference.

        27     Financial Data Schedule (for electronic filing only).

(B) No current reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May, 1999.

                                                   BOLLE INC.



                                       By: /s/ Gary A. Kiedaisch
                                           -------------------------------
                                               Gary A. Kiedaisch
                                               Chief Executive Officer


                                           /s/ Thomas Reed
                                           -------------------------------
                                               Thomas Reed
                                               Chief Financial Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

 NUMBER                     EXHIBIT                           PAGE NO.
 ------                     -------                           --------
   27          Financial Data Schedule (for       Filed electronically herewith,
               electronic filing only).           at page 12.