Form 10-Q
period 1999-06-30
BOLLE INC
filed 1999-08-16
CIK 1049588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 000-23899

                                   BOLLE INC.
                                   ----------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                          13-3934135
       --------                                          ----------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                                      10580
----------------------------------------                     -----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9475


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

Common Shares, par value $.01 - 6,895,329 Shares as of August 13, 1999
----------------------------------------------------------------------

                                  Page 1 of 13.
                        Exhibit Index Appears at page 13.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.    CONDENSED FINANCIAL STATEMENTS
-------    ------------------------------


                                                    BOLLE INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)

                                                                            June 30,           December 31,
                                                                              1999                 1998
                                                                         -----------------    -----------------
                                                                          (Unaudited)


ASSETS
Current assets:
Cash and cash equivalents                                                      $  2,017             $  1,194
Trade receivables, net                                                           15,640               15,238
Inventories                                                                      12,593               11,210
Investments held for resale                                                                            4,922
Other current assets                                                              3,696                3,676
                                                                         -----------------    -----------------
    Total current assets                                                         33,946               36,240


Property and equipment, net                                                       5,012                5,129
Trademarks, net                                                                  29,964               34,208
Goodwill and other intangibles, net                                               5,528                5,245
Other assets                                                                      1,385                1,424
                                                                         -----------------    -----------------
    Total assets                                                               $ 75,835             $ 82,246
                                                                         =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt and current portion of long term debt                          $ 15,079             $ 18,955
Accounts payable                                                                  7,598                5,851
Accrued expenses                                                                  7,818                7,455
                                                                          -----------------    -----------------
    Total current liabilities                                                    30,495               32,261


Long-term debt, net of current portion                                            2,511                3,407
Zero coupon convertible subordinated notes                                        7,000                7,000
Deferred tax liabilities                                                         10,623               13,028
Other                                                                             3,170                3,063
                                                                          ----------------     -----------------
    Total liabilities                                                            53,799               58,759
                                                                          ----------------     -----------------

Minority interests                                                                                        70
Mandatorily redeemable Series A Preferred
  Stock--redemption value $11,055; par value $0.01; 64                           11,055               11,055
  shares authorized, issued and outstanding
Mandatorily redeemable Series B Preferred Stock plus
  accrued interest--redemption value $9,625; par value                           10,048                9,669
  $0.01; 10 shares authorized, issued and outstanding

Stockholders' equity:
Common stock - par value $.01; 30,000 shares authorized;
6,895 and 6,893 shares issued and outstanding                                        69                   69
Additional paid-in capital                                                       38,167               38,539
Accumulated comprehensive income (loss)                                            (677)               1,731
Prior years' accumulated deficit                                                (37,646)             (37,646)
Current year earnings                                                             1,020
                                                                         -----------------    -----------------
     Total stockholders' equity                                                     933                2,693
                                                                         -----------------    -----------------
     Total  liabilities and stockholders' equity                               $ 75,835             $ 82,246
                                                                         =================    =================

                                                  2
                       See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     Three months ended                  Six months ended
                                                                           June 30,                         June 30,
                                                                 ------------------------------     -------------------------------
                                                                   1999              1998               1999             1998
                                                                 ------------    --------------     -------------    --------------
REVENUES
Net sales                                                          $16,752           $13,748          $31,416           $24,476

COSTS AND EXPENSES
  Cost of sales                                                      6,978             5,931           13,756            11,218
  Sales and marketing expenses                                       3,982             3,304            7,265             5,641
  General and administrative expenses                                3,916             2,937            7,723             5,273
  Depreciation and amortization                                        599               745            1,199             1,502
  Interest expense                                                     360               311              811               794
  Other income                                                        (323)             (405)          (1,000)             (919)
                                                                 ------------    --------------     -------------    --------------
    Total costs and expenses                                        15,512            12,823           29,754            23,509
                                                                 ------------    --------------     -------------    --------------

Income before taxes                                                  1,240               925            1,662               967
  Provision for income taxes                                           483               351              647               368
  Minority interests                                                    (3)               10               (6)               10
                                                                 ------------    --------------     -------------    --------------
Net income                                                             760               564            1,021               589
  Preferred dividends                                                  191               141              383               170
                                                                 ------------    --------------     -------------    --------------
Net income attributable to common stock                            $   569           $   423          $   638           $   419
                                                                ==============   ==============    =============     ==============

Comprehensive income                                               $   144           $ 1,483          $(1,387)          $  (374)
                                                                ==============   ==============    =============     ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                6,895             6,746            6,895             6,583
Diluted                                                              7,127             7,116            7,123             6,813

EARNINGS PER SHARE:
Basic                                                                $0.08             $0.06            $0.09             $0.06
Diluted                                                              $0.08             $0.06            $0.09             $0.06


                                        3
            See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                         Six months ended
                                                                              June 30,
                                                                  ---------------------------------
                                                                        1999              1998
                                                                  ---------------    --------------

         Net cash provided by operating activities                     $ 1,893           $ 1,760
                                                                  ---------------    --------------


Cash flows from investing activities:
   Non compete agreement and intangible assets                             (50)             (350)
   Capital expenditures                                                 (1,017)             (372)
   Proceeds from sale of assets                                          4,945             5,567
   Cash paid for acquisitions, net of cash acquired                                       (3,620)
                                                                  ---------------    --------------
         Net cash provided by investing activities                       3,878             1,225
                                                                  ---------------    --------------
Cash flows from financing activities:
   Proceeds from (payment on) revolving credit line                        (50)              121
   Proceeds from (payment on) long term obligations                     (4,025)           (6,781)
   Proceeds from issuance of zero coupon convertible
     subordinated notes                                                                    7,000
   Proceeds from (payments on) short term obligations                     (173)           (2,446)
   Net proceeds from issuance of common stock                                6
                                                                  ---------------    --------------
         Net cash used by financing activities                          (4,242)           (2,106)
                                                                  ---------------    --------------
Effect of change in exchange rate on cash                                 (706)              (23)
                                                                  ---------------    --------------
Net increase in cash and cash equivalents                                  823               856

Cash and cash equivalents at beginning of period                         1,194             1,204
                                                                  ---------------    --------------

Cash and cash equivalents at end of period                             $ 2,017          $ 2,060
                                                                  ===============    ==============


                                       4
            See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2--SEGMENT INFORMATION

The Company operates and manages its operation primarily based on geographic location. The Company has three reportable segments; North America, Europe and Australia. Each of the Company's segments sell Bolle branded sunglasses, goggles, safety and tactical eyewear. Products are manufactured by Bolle France in Oyonnax, France and through subcontractors, also primarily in Oyonnax, France. The Company's products are sold to outside distributors throughout the world and through the Company's owned distributors in North America, Europe and Australia.

The Company evaluates performance and allocates resources based on operating results of the reportable segments. The accounting policies for each segment are the same as described in the summary of significant accounting policies.

Information about the Company's reportable segments for the period ended June 30, 1999 is summarized in the following table.

Three months ended June 30,1999
                                                                                          Elimination of
                                        North                         Australia &          Intersegment       Consolidated
                                       America         Europe          Hong Kong           Transactions           Total
                                      ---------       --------       -------------       -----------------   ---------------

Revenues from external customers       $ 7,573         $ 7,097          $ 2,082                                  $ 16,752
Intersegment revenues                       98           5,103                7               $(5,208)

Segment profit                             268             955               17                                     1,240

Segment assets                          33,038          33,799            8,998                                    75,835


                                       5

Three Months ended June 30, 1998

                                                                                          Elimination of
                                        North                         Australia &          Intersegment       Consolidated
                                       America         Europe          Hong Kong           Transactions           Total
                                      ---------       --------       -------------       -----------------   ---------------
Revenues from external customers       $ 6,093         $ 5,583          $ 2,072                                 $ 13,748
Intersegment revenues                                    3,060              245             $ (3,305)

Segment profit                             757              77               91                                      925

Segment assets                          44,823          62,065            6,697                                  113,585



Six Months ended June 30,1999

                                                                                          Elimination of
                                        North                         Australia &          Intersegment       Consolidated
                                       America         Europe          Hong Kong           Transactions           Total
                                      ---------       --------       -------------       -----------------   ---------------
Revenues from external customers      $ 13,724        $ 13,386          $ 4,306                                 $ 31,416
Intersegment revenues                      187           8,853               20              $ (9,060)

Segment profit (loss)                      181           1,483               (2)                                   1,662

Segment assets                          33,038          33,799            8,998                                   75,835




Six Months ended June 30, 1998

                                                                                          Elimination of
                                        North                         Australia &          Intersegment       Consolidated
                                       America         Europe          Hong Kong           Transactions           Total
                                      ---------       --------       -------------       -----------------   ---------------
Revenues from external customers      $ 10,306       $ 12,098           $ 2,072                                 $ 24,476
Intersegment revenues                                   4,376               245            $ (4,621)

Segment profit (loss)                      882             (6)               91                                      967

Segment assets                          44,823         62,065             6,697                                  113,585



Net sales to external customers are classified based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Segment assets of geographic areas are those assets used in the Company's operations in each area.

For the three and six month periods ended June 30, 1999 and 1998, no single customer contributed more than 10% of the Company's net sales.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales increased to $16.8 million for the three months ended June 30, 1999 from $13.7 million for the three months ended June 30, 1998, an increase of $3.1 million, or 21.9%. This increase was primarily the result of strong sales of our Action Sport, Snakes, and Metals collections.

Gross profit increased to $9.8 million, or 58.4% of net sales, for the three months ended June 30, 1999 from $7.8 million, or 56.9% of net sales, for the three months ended June 30, 1998, an increase of $2.0 million, or 25.0%. Gross profit as a percentage of net sales increased primarily due to a higher proportion of company-owned distributor sales, as well as a change in the sales mix to higher margin product.

Sales and marketing expenses increased to $4.0 million, or 23.8% of net sales, for the three months ended June 30, 1999 from $3.3 million, or 24.0% of net sales for the three months ended June 30, 1998, an increase of $0.7 million, or 20.5%. The increase in sales and marketing expenses was the result of increases in variable expenses such as commissions and higher advertising and related marketing expenses.

General and administrative expenses increased to $3.9 million, or 23.4% of net sales, for the three months ended June 30, 1999 from $2.9 million, or 21.4% of net sales for the three months ended June 30, 1998, an increase of $1.0 million, or 33.3%. The increase in general and administrative expenses was the result of increased personnel costs and related expenses, primarily in Europe.

Depreciation and amortization expense decreased to $0.6 million for the three months ended June 30, 1999 from $0.7 million for the three months ended June 30, 1998, a decrease of $0.1 million, or 19.6%. The decrease in depreciation and amortization expense is attributable to the write-down of certain intangible assets in the fourth quarter of 1998.

Interest expense increased to $0.4 million for the three months ended June 30, 1999 from $0.3 million for the three months ended June 30, 1998, an increase of $0.1 million, or 15.8%. Interest expense relates primarily to the Company's bank indebtedness and zero coupon convertible subordinated notes. The increase in interest expense is primarily due to imputed interest on the zero coupon convertible subordinated notes, which were issued in June 1998.

Other income decreased to $0.3 million for the three months ended June 30, 1999 from $0.4 million for the three months ended June 30, 1998, a decrease of $0.1 million, or 20.2%. Other income in 1999 consists primarily of foreign exchange gains realized as the French Franc exchange rate weakened against the U.S. Dollar while foreign exchange income was not significant in 1998. The decrease in other income was due to the sale of Eyecare Products, plc., whose equity income from the Company's investment was included in other income, during 1998.

The Company's effective tax rate for the second quarter of 1999 was 39%. For the second quarter of 1998, the effective tax rate was 38%.

Net income increased to $0.8 million, or 4.5% of net sales, for the three months ended June 30, 1999 from $0.6 million, or 4.1% of net sales for the three months ended June 30, 1998, an increase of $0.2 million, or 34.8%, over the comparable 1998 quarter.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net sales increased to $31.4 million for the six months ended June 30, 1999 from $24.5 million for the six months ended June 30, 1998, an increase of $6.9 million, or 28.4%. This increase was primarily the result of strong sales of our Action Sport, Snakes, and Metals collections. In addition, the results for the period ending June 30, 1998 include our Australian, Canadian, and United Kingdom operations since their acquisition effective April 1, 1998. Due to seasonality, Australia contributes less to sales during the first and second quarters.

Gross profit increased to $17.7 million, or 56.2% of net sales, for the six months ended June 30, 1999 from $13.3 million, or 54.2% of net sales, for the six months ended June 30, 1998, an increase of $4.4 million, or 33.2%. Gross profit as a percentage of net sales increased primarily due to a higher proportion of company-owned distributor sales, as well as a change in the sales mix to higher margin product.

Sales and marketing expenses increased to $7.3 million, or 23.1% of net sales, for the six months ended June 30, 1999 from $5.6 million, or 23.0% of net sales for the six months ended June 30, 1998, an increase of $1.7 million, or 28.8%. The increase in sales and marketing expenses was the result of the addition of the Company's Australian, Canadian, and United Kingdom acquisitions and related increases in selling expenses.

General and administrative expenses increased to $7.7 million, or 24.6% of net sales, for the six months ended June 30, 1999 from $5.3 million, or 21.5% of net sales for the six months ended June 30, 1998, an increase of $2.4 million, or 46.5%. The increase in general and administrative expenses was the result of the addition of the Company's Australian, Canadian, and United Kingdom acquisitions, as well as increased personnel costs and related expenses, primarily in Europe.

Depreciation and amortization expense decreased to $1.2 million for the six months ended June 30, 1999 from $1.5 million for the six months ended June 30, 1998, a decrease of $0.3 million, or 20.2%. The decrease in depreciation and amortization expense is attributable to the write-down of certain intangible assets in the fourth quarter of 1998.

Interest expense remained relatively constant at $0.8 million for the six months ended June 30, 1999 and $0.8 million for the six months ended June 30, 1998. Interest expense relates primarily to the Company's bank indebtedness.

Other income increased to $1.0 million for the six months ended June 30, 1999 from $0.9 million for the six months ended June 30, 1998, a decrease of $0.1 million, or 8.8%. Other income in 1999 consists primarily of foreign exchange gains realized as the French Franc exchange rate weakened against the U.S. Dollar. Additionally, other income in 1998 included equity income from the Company's investment in Eyecare Products, plc., which was sold in the first quarter of this year.

The Company's effective tax rate for the first half of 1999 was 39%. For the first half of 1998, the effective tax rate was 38%.

Net income increased to $1.0 million, or 3.2% of net sales, for the six months ended June 30, 1999 from $0.6 million, or 2.4% of net sales for the six months ended June 30, 1998, an increase of $0.4 million, or 73.3%, over the comparable 1998 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of $1.9 million represents net income in addition to increases in accounts payable and accrued expenses offset by increases in inventory and accounts receivable. Depreciation and amortization for the six months ended June 30, 1999 was $1.2 million compared to $1.5 million for the six months ended June 30, 1998, reflecting the acquisition of Bolle Australia offset by the write-down of certain intangible assets in the fourth quarter of 1998. Proceeds from the sale of assets of $4.9 million consisted primarily of the proceeds from the sale of the Company's investment in Eyecare Products, plc. Such proceeds were used to pay down $3.0 million of the term loan and a portion of the revolver of the Credit Agreement. Capital expenditures for the six months ended June 30, 1999 were $1.0 million. These expenditures were primarily attributable to factory improvements and the expansion of the Company's information technology capabilities. The Company expects that the Credit Agreement along with cash from operations will be sufficient to meet its normal operating requirements for the foreseeable future.


IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

Statements contained herein that relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results for any portion of 1999, shall be deemed forward looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward looking statements. Those factors include, but are not limited to, demand and competition for the Company's products, changes in consumer preferences on fashion trends, and changes in the Company's relationship with its suppliers and other resources. The forward looking statements contained in this Quarterly Report on Form 10-Q were prepared by management and have not been audited by, examined by, compiled by or subject to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Quarterly Report on Form 10-Q should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

SEASONALITY AND CYCLICAL RESULTS

The Company's sunglass business is seasonal in nature, with the second quarter typically having the highest sales due to the increased demand for sunglasses during that period. The Australian sunglass market is counter-cyclical in comparison to the North American and European sunglass markets and typically experiences higher sunglass sales in the third and fourth quarters. The Company's goggle business is seasonal in nature with the third quarter having the highest sales due to the increased demand for goggles prior to the ski season. This seasonality is partially offset by safety eyewear sales worldwide.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $9.7 million and $18.5 million of the Company's revenues for the three and six months ended June 30, 1999, respectively, and $66.2 million of its total assets including trademarks, goodwill and other intangibles totaling $34.7 million as of June 30, 1999 were denominated in foreign currencies. Approximately $7.5 million of indebtedness at June 30, 1999 was denominated in French Francs bearing interest at variable rates based upon the French Franc LIBOR rate. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

The Company's earnings are affected by changes in short-term interest rates as a result of its entering into a $28 million credit facility in March 1998. If market interest rates used for determining the interest rate under the facility averaged 2% more during the first six months of 1999, the Company's interest expense, would have increased by approximately $330,000 and $751,000, respectively, for the three and six months ended June 30, 1999. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. In particular, our earnings are affected by fluctuations in the French Franc, due to intercompany and bank borrowings denominated in French Francs and the consolidation of French Franc earnings from our manufacturing facility. At June 30, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the French Franc would have resulted in a decrease in gross profit of approximately $270,000 for the six month period ended June 30, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 1999, the Registrant held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders were asked (i) to vote on the election of Directors (ii) to approve the 1999 Employee Stock Purchase Plan, and
(iii) to ratify the selection Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 1999.

The following directors were elected for a term of one year, by the votes indicated below:

      Martin E. Franklin                   5,937,238           104,424
      Gary A. Kiedaisch                    5,937,835           103,827
      Ian G.H. Ashken                      5,938,335           103,327
      Franck Bolle                         5,937,537           104,125
      Patricia Bolle Passaquay             5,937,523           104,139
      David L. Moore                       5,938,835           102,827
      David S. Moross                      5,938,835           102,827

No shares were voted against any of the candidates.

Ms. Nora A. Bailey, formerly a Director of the Company, retired from the Company's Board of Directors effective as of the date of the Meeting.

The Company's stockholders approved the 1999 Employee Stock Purchase Plan, with 2,757,273 shares voted for; 122,408 shares voted against; and 4,367 shares abstaining.

The Company's stockholders also ratified the selection of Ernst & Young LLP with 5,948,302 shares voted for; 90,009 shares voted against; and 3,351 shares abstaining.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

         The following exhibits are filed herewith or are incorporated by reference.

         27      Financial Data Schedule (for electronic filing only).

(B) No current reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August, 1999.

                                                              BOLLE INC.



                                                   By: /s/ Gary Kiedaisch
                                                         Gary A. Kiedaisch
                                                         Chief Executive Officer


                                                       /s/ Thomas R. Reed
                                                         Thomas R. Reed
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:




NUMBER              EXHIBIT                                      PAGE NO.

27             Financial Data Schedule (for electronic
               Filed electronically herewith, at page