Form 10-Q
period 1999-09-30
BOLLE INC
filed 1999-11-15
CIK 1049588

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 000-23899


                                   BOLLE INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                 13-3934135
          --------                                 ----------
(STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                                        10580
---------------------------------------                         ----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9475


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X     NO
    ------     ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 - 7,085,941 Shares as of November 12, 1999
------------------------------------------------------------------------

                                  Page 1 of 10
                        Exhibit Index Appears at page 10

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. CONDENSED FINANCIAL STATEMENTS
------- ------------------------------

                                   BOLLE INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                            September 30,      December 31,
                                                                 1999              1998
                                                            ------------       -----------
                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                       $ 2,080          $ 1,194
Trade receivables, net                                           14,043           15,238
Inventories                                                      13,121           11,210
Investments held for resale                                                        4,922
Other current assets                                              3,360            3,676
                                                            ------------       -----------
    Total current assets                                         32,604           36,240

Property and equipment, net                                       5,470            5,129
Trademarks, net                                                  30,721           34,208
Goodwill and other intangibles, net                               5,390            5,245
Other assets                                                      1,310            1,424
                                                            ------------       -----------
    Total assets                                                $75,495         $ 82,246
                                                            ============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt and current portion of long term debt           $15,457         $ 18,955
Accounts payable                                                  6,089            5,851
Accrued expenses                                                  8,269            7,455
                                                            ------------       -----------
    Total current liabilities                                    29,815           32,261

Long-term debt, net of current portion                            2,365            3,407
Zero coupon convertible subordinated notes                        7,000            7,000
Deferred tax liabilities                                         11,792           13,028
Other                                                             1,420            3,063
                                                            ------------       -----------
    Total liabilities                                            52,392           58,759
                                                            ------------       -----------

Minority interests                                                   76               70
Mandatorily redeemable Series A Preferred Stock--
  redemption value $11,055; par value $0.01; 64 shares
  authorized, issued and outstanding                             11,055           11,055
Mandatorily redeemable Series B Preferred Stock plus
  accrued interest--redemption value $9,625; par value
  $0.01; 10 shares authorized, issued and outstanding            10,238            9,669

Stockholders' equity:
Common stock - par value $.01; 30,000 shares authorized;
  6,895 shares issued and outstanding                                69               69
Additional paid-in capital                                       37,976           38,539
Accumulated comprehensive income (loss)                             (55)           1,731
Prior years' accumulated deficit                                (37,646)         (37,646)
Current year earnings                                             1,390
                                                            ------------       -----------
     Total stockholders' equity                                   1,734            2,693
                                                            ------------       -----------
     Total  liabilities and stockholders' equity               $ 75,495         $ 82,246
                                                            ============       ===========

           See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three months ended            Nine months ended
                                                          September 30,                September 30,
                                                    ------------------------      ----------------------
                                                      1999           1998           1999          1998
                                                    --------       --------       -------       --------
REVENUES
Net sales                                           $ 14,887       $ 13,733       $46,303       $ 38,209
COSTS AND EXPENSES
  Cost of sales                                        6,070          6,283        19,826         17,501
  Sales and marketing expenses                         3,273          3,213        10,538          8,840
  General and administrative expenses                  3,820          3,611        11,543          8,898
  Depreciation and amortization                          638            661         1,837          2,162
  Interest expense                                       406            301         1,217          1,096
  Other (income) expense                                  62           (352)         (938)        (1,271)
                                                    --------       --------       -------       --------
    Total costs and expenses                          14,269         13,717        44,023         37,226
                                                    --------       --------       -------       --------
Income before taxes                                      618             16         2,280            983
  Provision for income taxes                             241              6           888            373
  Minority interests                                       7             22             1             32
                                                    --------       --------       -------       --------
Net income (loss)                                        370            (12)        1,391            578
  Preferred dividends                                    191            142           574            313
                                                    --------       --------       -------       --------
Net income (loss) attributable to common stock      $    179        $  (154)       $  817        $   265
                                                    ========       ========       =======       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                  6,895          6,892         6,895          6,596
Diluted                                                7,134          6,892         7,127          6,835
EARNINGS PER SHARE:
Basic                                                 $ 0.03       $ (0.02)        $ 0.12         $ 0.04
Diluted                                               $ 0.03       $ (0.02)        $ 0.11         $ 0.04




                                       3
           See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine months ended
                                                              September 30,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
         Net cash provided (used) by operating
           activities                                  $  3,442        $ (1,000)
                                                       --------        --------

Cash flows from investing activities:
   Non compete agreement and intangible assets              (75)           (431)
   Capital expenditures                                  (1,708)         (1,064)
   Proceeds from sale of investments and other assets     4,960           5,620
   Cash paid for acquisitions, net of cash acquired                      (3,620)
                                                       --------        --------
         Net cash provided by investing activities        3,177             505
                                                       --------        --------

Cash flows from financing activities:
   Proceeds from revolving credit line                       50           3,403
   Payment on long term obligations                      (5,140)         (6,692)
   Proceeds from issuance of zero coupon convertible
     subordinated notes                                                   7,000
   Payments on short term obligations                       (62)         (1,818)
   Net proceeds from issuance of common stock                 6
                                                       --------        --------
         Net cash provided (used) by financing           (5,146)          1,893
                                                       --------        --------

Effect of change in exchange rate on cash                  (587)            225
                                                       --------        --------
Net increase in cash and cash equivalents                   886           1,623

Cash and cash equivalents at beginning of period          1,194           1,204
                                                       --------        --------
Cash and cash equivalents at end of period             $  2,080        $  2,827
                                                       ========        ========



                                       4
           See accompanying notes to condensed financial statements.

                                   BOLLE INC.
                                   ----------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2--SEGMENT INFORMATION

The Company operates and manages its operations primarily based on geographic location. The Company has three reportable segments; North America, Europe and Australia. Each of the Company's segments sell Bolle branded sunglasses, goggles, safety and tactical eyewear. Products are manufactured by Bolle France in Oyonnax, France and through subcontractors. The Company's products are sold to outside distributors throughout the world and through the Company's owned distributors in North America, Europe and Australia.

The Company evaluates performance and allocates resources based on operating results of the reportable segments. The accounting policies for each segment are the same as described in the summary of significant accounting policies.

Information about the Company's reportable segments for the period ended September 30, 1999 and 1998 is summarized in the following table. The amounts presented include Australia and Hong Kong from April 1, 1998. The amounts presented for North America consist predominately of the United States. The amounts presented for Europe are predominantly France.

Three months ended September 30,1999

                                                                          Elimination of
                                      North                 Australia &    Intersegment    Consolidated
                                     America       Europe    Hong Kong     Transactions       Total
                                     -------       ------   -----------   --------------   ------------
Revenues from external customers     $ 6,130       $5,553      $3,204                       $ 14,887
Intersegment revenues                     84        3,871           1       $ (3,956)

Segment profit (loss)                    965        (432)          85                            618

Segment assets                        34,882       30,737       9,876                         75,495



Three Months ended September 30, 1998

                                                                          Elimination of
                                      North                 Australia &    Intersegment    Consolidated
                                     America       Europe    Hong Kong     Transactions       Total
                                     -------       ------   -----------   --------------   ------------
Revenues from external customers     $ 5,681       $5,233      $2,819                       $ 13,733
Intersegment revenues                               4,365         147       $ (4,512)

Segment profit (loss)                  (154)         (27)         197                             16

Segment assets                        44,529       66,953       8,891                        120,373



Nine Months ended September 30,1999

                                                                          Elimination of
                                      North                 Australia &    Intersegment    Consolidated
                                     America       Europe    Hong Kong     Transactions       Total
                                     -------       ------   -----------   --------------   ------------
Revenues from external customers    $ 19,854     $ 18,939      $7,510                       $ 46,303
Intersegment revenues                    271       12,724          21       $ (13,016)

Segment profit (loss)                  1,147        1,050          83                          2,280

Segment assets                        34,882       30,737       9,876                         75,495



Nine Months ended September 30, 1998

                                                                          Elimination of
                                      North                 Australia &    Intersegment    Consolidated
                                     America       Europe    Hong Kong     Transactions       Total
                                     -------       ------   -----------   --------------   ------------
Revenues from external customers    $ 15,987     $ 17,331      $4,891                       $ 38,209
Intersegment revenues                               8,741         392       $ (9,133)

Segment profit (loss)                    728         (33)         288                            983

Segment assets                        44,529       66,953       8,891                        120,373


Net sales to external customers are classified based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Segment assets of geographic areas are those assets used in the Company's operations in each area.

For the three and nine month periods ended September 30, 1999 and 1998, no single customer contributed more than 10% of the Company's net sales.

NOTE 3--COMPREHENSIVE INCOME OR LOSS

Comprehensive income or loss relates to foreign exchange rate translation differences. The following table represents comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998:



                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                        1999       1998        1999        1998
                                       ------------------------------------------
Comprehensive income (loss)            $  992    $  3,034    $  (395)    $  2,661
                                       ==========================================


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net sales increased to $14.9 million for the three months ended September 30, 1999 from $13.7 million for the three months ended September 30, 1998, an increase of $1.2 million, or 8.4%. This increase was primarily the result of strong sales of our Action Sport and Competivision sunglass collections.

Gross profit increased to $8.8 million, or 59.2% of net sales, for the three months ended September 30, 1999 from $7.4 million, or 54.2% of net sales, for the three months ended September 30, 1998, an increase of $1.4 million, or 18.3%. Gross profit as a percentage of net sales increased primarily due to a higher proportion of company-owned distributor sales, as well as a change in the sales mix to higher margin product.

Sales and marketing expenses increased to $3.3 million, or 22.0% of net sales, for the three months ended September 30, 1999 from $3.2 million, or 23.4% of net sales for the three months ended September 30, 1998, an increase of $0.1 million, or 1.9%. The increase in sales and marketing expenses was the result of increases in variable expenses such as commissions.

General and administrative expenses increased to $3.8 million, or 25.7% of net sales, for the three months ended September 30, 1999 from $3.6 million, or 26.3% of net sales for the three months ended September 30, 1998, an increase of $0.2 million, or 5.8%. The increase in general and administrative expenses was the result of increased personnel costs and related expenses, primarily in Europe.

Depreciation and amortization expense decreased to $0.6 million for the three months ended September 30, 1999 from $0.7 million for the three months ended September 30, 1998. The decrease in depreciation and amortization expense is attributable to the write-down of certain intangible assets in the fourth quarter of 1998.

Interest expense increased to $0.4 million for the three months ended September 30, 1999 from $0.3 million for the three months ended September 30, 1998, an increase of $0.1 million. Interest expense relates primarily to the Company's bank indebtedness and zero coupon convertible subordinated notes. The increase in interest expense is primarily due to imputed interest on the zero coupon convertible subordinated notes, which were issued in September 1998.

Other expense was $0.1 million for the three months ended September 30, 1999 compared to other income of $0.4 million for the three months ended September 30, 1998. Other expense in 1999 is due primarily to foreign exchange movements. The decrease in other income was due to the sale of Eyecare Products, plc., whose equity income from the Company's investment was included in other income during 1998, as well as a weakening of the U.S. dollar in comparison to the French Franc during the third quarter.

The Company's effective tax rate for the third quarter of 1999 was 39%. For the third quarter of 1998, the effective tax rate was 38%.

Net income (loss) increased to $0.4 million, or 2.5% of net sales, for the three months ended September 30, 1999 from a loss of (0.1%) of net sales for the three months ended September 30, 1998, resulting in earnings per share of $0.03 compared to a loss of ($0.02) in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net sales increased to $46.3 million for the nine months ended September 30, 1999 from $38.2 million for the nine months ended September 30, 1998, an increase of $8.1 million, or 21.2%. This increase was primarily the result of strong sales of our Action Sport and Competivision sunglass collections, as well as increased goggle sales. In addition, the results for the period ending September 30, 1998 include our Australian, Canadian, and United Kingdom operations since their acquisition effective April 1, 1998.

Gross profit increased to $26.5 million, or 57.2% of net sales, for the nine months ended September 30, 1999 from $20.7 million, or 54.2% of net sales, for the nine months ended September 30, 1998, an increase of $5.8 million, or 27.9%. Gross profit as a percentage of net sales increased primarily due to a higher proportion of company-owned distributor sales, as well as a change in the sales mix to higher margin product.

Sales and marketing expenses increased to $10.5 million, or 22.8% of net sales, for the nine months ended September 30, 1999 from $8.8 million, or 23.1% of net sales for the nine months ended September 30, 1998, an increase of $1.7 million. The increase in sales and marketing expenses was the result of the addition of the Company's Australian, Canadian, and United Kingdom acquisitions and related increases in selling expenses, as well as increases in variable expenses such as commissions.

General and administrative expenses increased to $11.5 million, or 24.9% of net sales, for the nine months ended September 30, 1999 from $8.9 million, or 23.3% of net sales for the nine months ended September 30, 1998, an increase of $2.6 million. The increase in general and administrative expenses was the result of the addition of the Company's Australian, Canadian, and United Kingdom acquisitions, as well as increased personnel costs and related expenses, primarily in Europe.

Depreciation and amortization expense decreased to $1.8 million for the nine months ended September 30, 1999 from $2.2 million for the nine months ended September 30, 1998, a decrease of $0.3 million. The decrease in depreciation and amortization expense is attributable to the write-down of certain intangible assets in the fourth quarter of 1998.

Interest expense remained relatively consistent at $1.2 million for the nine months ended September 30, 1999 and $1.1 million for the nine months ended September 30, 1998. Interest expense relates primarily to the Company's bank indebtedness and zero coupon convertible subordinated notes. The increase is primarily due to imputed interest on the zero coupon convertible subordinated notes, which were issued in September 1998.

Other income decreased to $0.9 million for the nine months ended September 30, 1999 from $1.3 million for the nine months ended September 30, 1998, a decrease of $0.3 million. Other income in 1999 is due primarily to foreign exchange movements. Additionally, other income in 1998 included equity income from the Company's investment in Eyecare Products, plc., which was sold in the first quarter of this year.

The Company's effective tax rate for the first half of 1999 was 39%. For the first half of 1998, the effective tax rate was 38%.

Net income increased to $1.4 million, or 3.0% of net sales, for the nine months ended September 30, 1999 from $0.6 million, or 1.5% of net sales for the nine months ended September 30, 1998, an increase of $0.8 million, or 140.5%, over the comparable 1998 period. , resulting in earnings per share of $0.12 compared to $0.04 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of $3.4 million represents net income in addition to increases in accounts payable and accrued expenses as well as decreases in accounts receivable and prepaids, offset by an increase in inventory. Depreciation and amortization for the nine months ended September 30, 1999 was $1.8 million compared to $2.2 million for the nine months ended September 30, 1998, reflecting the acquisition of Bolle Australia offset by the write-down of certain intangible assets in the fourth quarter of 1998. Proceeds from the sale of assets of $5.0 million consisted primarily of the proceeds from the sale of the Company's investment in Eyecare Products, plc. Such proceeds were used to pay down a portion of the term loan and a portion of the Bank of America credit facility. Capital expenditures for the nine months ended September 30, 1999 were $1.7 million. These expenditures were primarily attributable to factory improvements and the expansion of the Company's information technology capabilities.

As of September 30, 1999, $17.5 million was outstanding under our credit agreement with Bank of America. Management believes that the credit agreement along with cash from operations will be sufficient to meet our normal operating requirements for the next year and that our access to equity and debt capital will be sufficient to meet any excess long-term cash requirements.

Bolle is scheduled to repay its Series A and Series B preferred stock with accrued dividends on or before July 10, 2000 subject to lending bank approval and other conditions. If such repayments are not made, the holders of the preferred stock may request that the board of directors consider a sale of Bolle in order to satisfy these requirements.

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

SEASONALITY AND CYCLICAL RESULTS

The Company's sunglass business is seasonal in nature, with our second quarter typically having the highest sales due to the increased demand for sunglasses during that period. The Australian sunglass market is counter-cyclical in comparison to the North American and European sunglass markets and typically experiences higher sunglass sales in our third and fourth quarters. The Company's goggle business is seasonal in nature with our third quarter having the highest sales due to the increased demand for goggles prior to the ski season. This seasonality is partially offset by safety eyewear sales worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $9.2 million and $27.8 million of the Company's revenues for the three and nine months ended September 30, 1999, respectively, and $64.4 million of its total assets including trademarks, goodwill and other intangibles totaling $35.4 million as of September 30, 1999 were denominated in foreign currencies. Approximately $7.5 million of indebtedness at September 30, 1999 was denominated in French Francs bearing interest at variable rates based upon the French Franc LIBOR rate. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

The Company's earnings are affected by changes in short-term interest rates as a result of its entering into a $28 million credit facility in March 1998. If market interest rates used for determining the interest rate under the facility averaged 10% more during the first nine months of 1999, the Company's interest expense, would have increased by approximately $132,000 and $377,000 respectively, for the three and nine months ended September 30, 1999. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominately the French Franc, as a result of intercompany borrowings and French Franc borrowings under the Company's credit facility. At September 30, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the French Franc would have resulted in a decrease in gross profit of approximately $1,250,000 for the nine month period ended September 30, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

                           PART II. OTHER INFORMATION
                           -------- -----------------

ITEM 4. OTHER INFORMATION
------- -----------------

     On November 15, 1999, the Company issued a press release announcing that it had engaged Banc of America Securities to advise the Company's Board of Directors on strategic alternatives and that the Company had signed a non-binding letter of intent with a private company which had offered $5.25 per share in cash to acquire the Company. The press release also announced the resignation of Gary Kiedaisch, effective November 30, 1999, from his position as the Company's President and Chief Executive Officer. A copy of this press release is filed herewith as Exhibit 99.1.


ITEM 5. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
------- ------------------------------------------------------

(A)     EXHIBITS:
        --------

        The following exhibits are filed herewith or are incorporated by reference.

        27     Financial Data Schedule (for electronic filing only).

        99.1   Press Release dated November 15, 1999.

(B) No current reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed.


SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of November, 1999.

                                            BOLLE INC.


                                            By:  /s/ Gary A. Kiedaisch
                                                 --------------------------
                                                 Gary A. Kiedaisch
                                                 Chief Executive Officer


                                                /s/ Thomas R. Reed
                                                ---------------------------
                                                Thomas R. Reed
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

The following Exhibits are filed herewith or incorporated by reference:

          NUMBER                        EXHIBIT                           PAGE NO.
          ------                        -------                           --------

            27             Financial Data Schedule (for       Filed electronically herewith,
                           electronic filing only).           at page 12.
           99.1            Press Release dated November 15,
